Form 10-Q
period 2011-06-30
Cadista Holdings Inc.
filed 2011-09-14
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File No.:  000-54421

CADISTA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1259887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Kiley Drive Salisbury, Maryland	21801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 860-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☐          No     ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any,  every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files).

Yes      ☒          No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐          No     ☒
As of September 12, 2011, the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(All amounts in thousands United States Dollars,
unless otherwise stated)

	JUNE 30	MARCH 31
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$395	$759
Accounts receivable	11,731	10,365
Due from related parties	206	200
Inventories	9,299	7,828
Prepaid expenses and other current assets	424	538
Deferred tax assets (Current)	1,776	1,776
Total current assets	$23,831	$21,466

Restricted cash	35	35
Deferred tax assets (Non-current)	$1,975	$2,082
Property, plant and equipment, net	13,268	12,596
Intangibles assets, net	173	179
Total assets	$39,282	$36,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,065	$4,853
Current portion of long-term debt	996	1,992
Accounts payable	1,270	1,840
Due to related parties	3,456	2,876
Deferred revenue	249	249
Other current liabilities	2,833	1,466
Dividend payable	66	66
Total current liabilities	$13,935	$13,342
Commitments and Contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	$118	$118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares and 117,797,180 shares as of June 30, 2011 and March 31, 2011 respectively
Additional paid-in capital	38,755	38,755
Accumulated deficit	(13,526)	(15,857)
Total stockholders’ equity	$25,347	$23,016
Total liabilities and stockholders’ equity	$39,282	$36,358

(See accompanying notes to the consolidated financial statements.)

CADISTA  HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Three months ended
	June 30, 2011	June 30, 2010

Net revenues	$12,835	$8,300
Cost of revenues	7,792	5,739
Gross profit	5,043	2,561

Operating costs and expenses:
Research and development expenses	-	188
Selling, general and administration	1,151	848
Depreciation and amortization	362	323

Total operating costs and expenses	1,513	1,359

Operating income	3,530	1,202
Other expense, net	43	13
Income before income taxes	3,487	1,189
Income taxes	1,156	1
Net income	$2,331	$1,188

Comprehensive Income	$2,331	$1,188
Net income per common share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

	Three months ended
	June 30, 2011		June 30, 2010
Cash flows from operating activities:
Net income		$2,331		$1,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization		362		323
Amortization of debt initiation cost		4		4
Income taxes		1,156		1
Provision for bad debts		62		-
Fair value of machinery received free of cost		-		186
Changes in operating assets and liabilities, net
Increase in accounts receivable		(1,427)		(317)
Decrease in unbilled revenue		-		63
Increase in inventories		(1,471)		(1,774)
Increase/(decrease) in dues from/to related parties		574		(20)
Decrease in accounts payable and other current liabilities		(462)		(411)
Decrease in prepaid expenses and other current assets		221		17
Net cash provided by (used in) operating activities		$1,350	$	(740)

Cash flows from investing activities:
Purchase of property, plant and equipment	$	(926)		$(350)

Net cash (used in) investing activities	$	(926)	$	(350)

Cash flows from financing activities:

Proceeds from short term borrowings, net		212		2,086
Repayment of long term debt		(1,000)		(1,000)

Net cash provided by (used in) financing activities	$	(788)		$1,086

Net change in cash and cash equivalents	$	(364)	$	(4)

Cash and cash equivalents (including restricted cash)
Beginning of the period		$794		$302
End of the period		$430		$298

Supplementary cash flow information
Cash paid during the period for interest		$47		$86
Cash paid during the period for tax		$217		$1

(See accompanying notes to the consolidated financial statements)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2011 included in the Company's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on August 8, 2011.  The balance sheet as at March 31, 2011 presented in this report has have been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  Amounts presented in the financial statements and footnotes are rounded to the nearest thousands, except per share data and par values.  Unless the context requires otherwise, references in these Notes to the “Company,” “we,” “us” or “our” refers to Cadista Holdings Inc. and its subsidiaries, including Jubilant Cadista Pharmaceuticals Inc.

b)	Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the Codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for the Company for fiscal years and interim periods within those years, beginning after December 15, 2011.

In December 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts imposed an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  The liability for the fees will be based upon the gross receipts from the sale of branded prescription drugs to any specified government program or in accordance with coverage under any government program should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is classified as an operating expense in the income statement. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective.

In April 2010, the FASB issued an amendment to the accounting and disclosure for revenue recognition—milestone method. This amendment, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The Company believes that the adoption of the amendment will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted),modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company believes that the adoption will not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued, ―The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

c)	Revenue Recognition

Revenue from sale of goods is recognized when significant risks and rewards in respect of ownership of the products are transferred to the customer and when the following criteria are met:

▪	Persuasive evidence of an arrangement exists;
▪	The price to the buyer is fixed and determinable; and
▪	Collectability of the sales price is reasonably assured.

Revenue from sale of goods is shown net of applicable discounts, prime vendor chargeback, and sales return.

We participate in prime vendor programs with a government entity whereby pricing on products is extended below the wholesale list price.  This government entity purchases products through wholesalers at the lower prime vendor price, and the wholesaler charges the difference between their acquisition cost and the lower prime vendor price back to us. We determine our estimates of the prime vendor chargeback primarily based on historical experience regarding prime vendor chargebacks and current contract prices under the prime vendor programs. Accruals for chargebacks are reflected as a direct reduction to revenues and accounts receivable.

Revenue arrangements with multiple deliverables, if any, are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

▪	The delivered item(s) has value to the customer on a standalone basis;
▪	There is objective and reliable evidence of the fair value of the undelivered item(s); and
▪	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

If an arrangement contains more than one element, the arrangement consideration is allocated among separately identified elements based on relative fair values of each element.

Revenues related to contract manufacturing arrangement are recognized when performance obligations are substantially fulfilled. Revenues related to development contracts are recognized on proportionate performance basis. Customarily for contract manufacturing and development services, we receive upfront non-refundable payments which are recorded as deferred revenue. These amounts are recognized as revenues as obligations are fulfilled under contract manufacturing arrangement and as milestones are achieved for development arrangements.

When we receive advance payments from customers for sale of products, such payments are reported as advances from customers until all conditions for revenue recognition are met.

Allowances for sales returns are estimated and provided for in the year of sales.  Such allowances are made based on the historical trends.  We have the ability to make a reasonable estimate of the amount of future returns due to the volumes of homogeneous transactions and historical experience with similar types of sales of products. In respect of new products launched or expected to be launched, the sales returns are not expected to be different from the existing products as such products relate to categories where established products exist and are sold in the market.  Further, we evaluate the sales returns of all the products at the end of each reporting period and necessary adjustments, if any, are made.

d)	Income taxes

Income taxes are accounted for using the asset and liability method.  The current charge for income taxes is calculated in accordance with the relevant tax regulations applicable to the Company.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance of any tax benefits of which future realization is uncertain.

The Company applies a two-step approach for recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement.  The Company includes interest and penalties related to unrecognized tax benefits within its provision for income tax expense.

e)	Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options.

The table below reflects basic and diluted net income (loss) per share for the three month periods ended June 30:

	June 2011 (000’s)	June 2010 (000’s)
Net income (loss) available for common shareholders (basic and dilutive)	$2,331	$1,188

Weighted average shares outstanding:
Basic	117,797	117,797
Effect of dilutive stock	750	750
Diluted	118,547	118,547

Earnings per share (in US dollars)
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of June 30, 2011 and 2010 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the periods ended June 30, 2011 and 2010, two customers, having 32% and 12% shares, respectively, in total revenue in the quarter ended June 30, 2011 and four customers having 20%, 14%, 12% and 12% shares, respectively, in total revenue in the quarter ended June 30, 2010 accounted for more than 10% of total revenue individually. As of June 30, 2011 and 2010, two customers having 32 % and 24% shares, respectively, in total trade receivables as of June 30, 2011 and four customers having 28%, 21%, 14% and 11% shares, respectively, in total trade receivables as of June 30, 2010, individually accounted for more than 10% of the Company’s total trade receivables. For the three month periods, ended June 30, 2011 and 2010, four products collectively accounted for approximately 80% of net revenue of the 2011 period and four products collectively accounted for approximately 86% of net revenue of the 2010 period.  A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of June 30, 2011 (000’s)	As of March 31, 2011 (000’s)
Cash in hand	$-	$1
Balances with banks in current accounts	337	700
Balances with banks in money market funds*	93	93
	$430	$794

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $ 250 (March 2011:$ 250).

*As of June 30, 2011 and March 31 2011, cash equivalents include restricted cash of $35 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of June 30, 2011 and 2010 are stated net of allowance for doubtful receivables and provision for chargebacks.

The activity in the allowance for doubtful accounts receivable is given below:

	Three months ended June 30, 2011 (000’s)	Three months ended June 30, 2010 (000’s)
	Doubtful accounts receivable	Doubtful accounts receivable
Balance at the beginning of the period	$58	$122
Charges to revenues and costs	62	-
Doubtful accounts written-off	-	-
Balance at the end of the period	$120	$122

5	INVENTORIES

Inventories consist of the following amounts:

	June 30, 2011 (000’s)	March 31, 2011 (000’s)
Raw materials	5,419	4,541
Work in progress	1,749	1,781
Finished goods	2,235	1,537
Stores and spares	61	66
	9,464	$7,925
Provision for slow moving / obsolete inventory	(165)	(97)
	$9,299	$7,828

The activity in the allowance for slow moving/obsolete inventory is given below.

	Three months ended June 30, 2011 (000’s)	Three months ended June 30, 2010 (000’s)
Balance at the beginning of the year	$97	$104
Charges to revenues and costs	68	112
Inventories written off	-	-
Balance at the end of the period	$165	$216

6	BORROWINGS

	June 30, 2011 (000’s)	March 31, 2010 (000’s)
Long term Borrowings	$-	$-
Current portion of Long term debt	996	1992
Short term borrowings	5,065	4,853
Balance at the end of the period	$6,061	$6,845

The Company has a term loan and revolving credit facility provided pursuant to a Credit Agreement (as amended, the “Credit Agreement”) with State Bank of India, New York Branch and Bank of Baroda entered into in September 2006, which agreement has since been amended. Term loans under the Credit Agreement bear interest at the rate of six month LIBOR plus 1.65% and are secured by all other assets of Jubilant Cadista Pharmaceuticals Inc. not securing the “Revolver” (as defined below). The terms of the loan arrangement contain certain restrictive covenants, and covenants relating to certain financial ratios. The Company paid the next to last installment of $1,000 of the term loan in April 2011.  The last installment of $1,000 is due in October 2011.

Jubilant Cadista Pharmaceuticals Inc. obtained a Revolving Credit Facility (“Revolver”) to meet its working capital requirements. The original maturities of these loans are less than one year and the loans bear interest at the rate of 6 months LIBOR plus 2.75%. As of June 30, 2011 and March 31, 2011 the outstanding short term loans aggregate to $5,065 and $4,853 respectively. The Revolver is secured by all of Jubilant Cadista Pharmaceuticals Inc.’s goods and inventory, accounts receivable, contract rights and current assets. The Revolver is guaranteed by Cadista Holdings Inc. Jubilant Pharma Pte Limited (the direct beneficial owner of over 50% of our outstanding common stock) has pledged its stock of Cadista Holdings Inc. to secure Jubilant Cadista Pharmaceuticals Inc.’s obligations under the Credit Agreement. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Jubilant Cadista Pharmaceuticals Inc. held by Cadista Holdings Inc. In connection with the amendment of the Credit Agreement in February 2010 which increased the maximum amount under the Revolver from $3,000 to $6,500, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant Life Sciences Limited (the indirect beneficial owner of over 82% of our common stock) (“Jubilant”) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of State Bank of India, New York Branch (“SBI NY”) providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Jubilant Cadista Pharmaceuticals Inc., to SBI NY, including amounts under the Revolver, remain outstanding; and (ii) SBI CAG‘s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Jubilant Cadista Pharmaceuticals Inc., for up to $3,500 principal amount of loans funded by SBI NY under the Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the Revolver. The terms of the Revolver contain certain restrictive covenants, mainly the requirements to maintain certain financial ratios and distribution of dividends. The unused Revolver as of June 30, 2011 and March 31, 2011 aggregates to $1,435 and $147 respectively.

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on the balance sheet date is as follows:

Period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)	Average interest rate during the period	Interest rate as of June 30
June 30, 2011	$4,956	$39	3.21%	3.21%
June 30, 2010	$4,745	$50	4.15%	4.15%

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.”  As such, the charge for depreciation has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 33.15% for the year ending March 31, 2012, as compared to 12.82% for the year ended March 31, 2011. The increase in effective tax rate is on account of the significant increase in current federal and state taxes due to projected taxable income for the year which is partly offset by utilization of prior year losses. The Company regularly assesses the future realization of deferred taxes and whether the valuation allowance against certain deferred tax assets is still warranted. The Company considers it reasonably possible that all of the valuation allowance could be adjusted within the next year. At June 30, 2011, the Company has recognized a tax expense of $1,156, comprised of $1,049 of current tax and $107 of deferred tax expense.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of equity during the three month period ended June 30, 2011, other than the change in the balance of accumulated deficit due to the net income earned during the period.

10	SUBSEQUENT EVENTS

The Company evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Form 10 Registration Statement”) and the unaudited interim financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” refer to Cadista Holdings, Inc. and its subsidiaries, including Jubilant Cadista Pharmaceuticals Inc., and all amounts are in thousands United States Dollars.

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events. To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essential forward-looking estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Risk factors that might affect such forward-looking statements include those set forth in Item 1A of our Form 10 Registration Statement and from time to time in our other filings with the SEC, including current reports on Form 8-K, and general industry and economic conditions.  The forward-looking statements in this Quarterly Report statement speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are engaged in the development, manufacture, sale and distribution of prescription generic pharmaceutical products in the United States through our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”).  Pharmaceutical products commonly referred to as “generics” are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established non-proprietary drug names, rather than under a brand name.  Generic pharmaceuticals are generally sold at prices significantly less than the brand product.  Generic pharmaceuticals contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand–name pharmaceuticals already approved for use in the United States by the Food and Drug Administration (“FDA”).

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies.  Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees.  For the three month periods ended June 30, 2011 and June 30, 2010, approximately 100% and 97% of our product sales revenue, respectively, were derived from products sold under our own product label.  The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name).  In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties.  These drug development services represented approximately 0% and 2% of our revenues in each of the three month periods ended June 30, 2011 and June 30, 2010, respectively.

      We filed our first ANDA with the FDA in May, 1996, and through June 30, 2011 we have filed a total of 19 ANDAs with the FDA.  Our first ANDA approval was received from the FDA in October, 1997.  During our fiscal year ending March 31, 2011, we received two product approvals for Meclizine hydrochloride and Cetirizine hydrochloride tablets, which were both approved in June, 2010.  We did not receive any new product approvals in the quarter ended June 30, 2011.  Our new product launches and marketing efforts relating to existing and new products have led to an increase in our revenues.  For the three month period ended June 30, 2011, we reported net revenue of $12,835 representing an increase of 55% as compared to the three month period ended June 30, 2010.

As of June 30, 2011, we marketed 10 products, all of which are prescription generic pharmaceutical products, and had a pipeline that included five new products, four of which are currently subject to ANDAs under review by the FDA and one of which is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review.

On May 27, 2011 we entered into a Master Supply Agreement (the “2011 Master Supply Agreement”) with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product, Donepezil Hydrochloride Tablets (in 5mg and 10mg dosages), which is the generic equivalent of Aricept®, Risperidone ODT (in 0.5mg, 1mg, 2mg, 3mg and 4mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and another product.  The Toll Manufactured Product and the Donepezil Hydrochloride Tablets have been approved by the FDA.  The ANDAs for Risperidone ODT and the other product are currently under review by the FDA.  Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved.  We may, pursuant to the 2011 Master Supply Agreement, acquire marketing rights to other products that have been, or that may be, developed by Jubilant if the parties mutually agree to supplement such agreement; however, there can be no assurance that any such agreement regarding additional products will be reached.  Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product.  We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement.  The 2011 Master Supply Agreement contemplates that quarterly adjustments will be made for overpayments or underpayments based upon our actual net sales proceeds for the quarterly period.  We are restricted from marketing or selling any product that competes with a product that we are marketing pursuant to this agreement and Jubilant is restricted from supplying any other party with these products in the United States.  Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement. During the quarter ended June 30, 2011 there was no revenue generated from the products under this agreement. The activities contemplated under this agreement are expected to have an impact on our revenue during the second quarter of our current fiscal year.  See Item 7. “Certain Relationships and Related Party Transactions” of the Form 10 Registration Statement for a more detailed description of the 2011 Master Supply Agreement.

On May 27, 2011, we entered into a Toll Manufacturing Conversion Agreement (the "Toll Manufacturing Agreement") with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis.  Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant.  We are compensated on a fixed unit price of the Toll Manufacturing Product supplied to Jubilant under the Toll Manufacturing Agreement. Commencing at the end of the 2011 calendar year, the price for our toll manufacturing services will be adjusted on an annual basis as mutually agreed by the parties.  In addition, if our manufacturing costs increase, then we may request an increase in price at any time after the first anniversary of the effective date of such Agreement.  In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Toll Manufacturing Agreement on 18 months’ notice to the other party, and the current price will stay in effect for such 18 month period.  There is no assurance that the parties will be able to reach agreement on any such price adjustment, and accordingly, there can be no assurance that the Toll Manufacturing Agreement will not be terminated as early as 18 months after the commencement of the 2012 calendar year.  We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products.  However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added. During the period ended June 30, 2011 there was no income from the activities contemplated in the agreement. These activities are expected to impact our revenue during the third quarter of the current fiscal year.  See Item 7- “Certain Relationships and Related Party Transactions” of the Form 10 Registration Statement for a more detailed description of the Toll Manufacturing Agreement.”

We anticipate that our portfolio of marketed products will continue to grow as a result of launches of products under ANDAs that have already been approved, approval of our ANDAs currently under review by the FDA, approval of a future ANDA for a product that we have in an earlier stage of development, products that we market under the 2011 Master Supply Agreement with Jubilant and our process of identifying new product development opportunities.  The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control; including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

The active compounds for our products, also called Active Pharmaceutical Ingredients (“APIs”) are purchased from specialized manufacturers, including Jubilant, and are essential to our business operations.  Each individual API must be approved by the FDA as part of the ANDA approval process.  API manufacturers are also regularly inspected by the FDA.   We do not manufacture API for any of our products facility. While we believe that there are alternative suppliers available for the API used in our products, any interruption of API supply or inability to obtain API used in our products, or any significant API price increase not passed on to our customers, could have a material adverse impact on our business operations and financial condition.

Results of Operations

	June 30
	2011	2010	Change
	$000’s		$000’s	Percent
Revenues	12,835	8,300	4,535	55%
Costs of revenues (exclusive of depreciation)	7,792	5,739	2,053	35%
Research and development expense (exclusive of depreciation and amortization)	—	188	(188)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,151	848	303	36%
Depreciation and amortization	362	323	39	12%
Income from operations	3,530	1,202	2,328	194%
Other expense, net	43	13	30	231%
Income before income tax	3,487	1,189	2,298	193%
Income tax /expense	1,156	1	1,155	115,500%
Net income	2,331	1,188	1,143	96%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms.  In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties.  These drug services contributed $Nil and $186 of our revenue for the three month periods ended June 30, 2011 and 2010, respectively.

Revenues for the period ended June 30, 2011 increased 55% or $4,535 to $12,835 compared to revenues of $8,300 from the corresponding period of 2010. The increase in revenues is mainly attributable to: (i) the full quarter impact in the quarter ended June 30, 2011 of our marketing of Meclizine Hydrochloride, which we launched in June 2010, and which, therefore, only had a partial impact on our revenues for the quarter ended June 30, 2010; and (ii) sales of Oxcarbazepine launched in the second quarter of our 2011fiscal year. The favorable impact of new product introductions was partially offset by price declines on certain existing products due to increased competition for such products.

Total revenues of our top selling products were as follows:

	Three month period ended June 30
Product	2011	2010	Change
	$000’s	$000’s	$000’s

Meclizine Tablets	4,009	1,526	2,483

Terazosin capsules	2,276	1,922	354

Methylprednisolone tablets	2,732	2,470	262

Cyclobenzaprine tablets	1,250	1,047	203

Other product revenues	2,568	1,149	1,419

Net product sales	12,835	8,114	4,721

Other revenues	—	186	(186)

Total revenues	12,835	8,300	4,535

During the three month period ended June 30, 2011, our top four products (Meclizine, Terazosin, Methylprednisolone, and Cyclobenzaprine) accounted for approximately 80% of our total consolidated revenues and approximately 48% of our total consolidated gross margins for such three month period.

We launched Meclizine tablets in June 2010.  We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength.  Since our launch of Meclizine tablets, we believe that there has been only one competitor supplying this generic product in the U.S. market through the end of our last fiscal year. We believe another competitor has entered the market since that date.  The new competition could result in significant declines in our sales volume and unit price, which may negatively impact our revenues and gross margins in future periods.

We launched Terazosin capsules in 2006.  We sell Terazosin capsules, which are the generic equivalent of Hytrin®, in four strengths, 1 mg, 2 mg, 5 mg, and 10 mg. and three pack sizes for each strength.  During  each of the three month periods ended June 30, 2011 and 2010, there were at least four competitors supplying this generic product in the U.S. market.  The level of competition with respect to Terazosin negatively affects our gross margins from sales of this product, which decreased from the first quarter of our 2011 fiscal year to the first quarter of our 2012 fiscal year.  However, our volume of unit sales increased from the first quarter of our 2011 fiscal year to the first quarter of our 2012 fiscal year, resulting in an overall increase of our revenues from this product.  Although we are not currently aware of new competitors who have commenced distributing this generic produce in the United States since the end of the first quarter of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in the market or plans of our competitors.  There can be no assurance that new competitors will not commence supplying this generic product in the future.  Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

      We launched Methylprednisolone tablets prior to July 2005.  We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg. and 32 mg.) and a total of two pack sizes for one strength and one pack size for the other three strengths.  We believe that during each of the three month periods ended June 30, 2011 and June 30, 2010, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths in the U.S. market.  We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market.  Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg. and 8 mg.) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications.  This recall was designated a Class III recall by the FDA.  In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011. We re-launched our 4 mg.  Methylprednisolone products in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that  caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the quarter ended June 30, 2011, there were price increases during the quarter ended June 30, 2011 with respect to finished Methylprednisolone products resulting in an increase in our gross margins on these products during that period. Although we are not currently aware of new competitors who have commenced distributing this generic product in the United States since the end of the first quarter of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in this market or plans of our competitors.  There can be no assurance that new competitors will not commence supplying this generic product in the future.  Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Cyclobenzaprine tablets in 2006.  We sell Cyclobenzaprine tablets, which are the generic version of Flexiril®, in two strengths, 5 mg and 10 mg and two pack sizes for each strength.  We believe that there were at least seven competitors supplying this generic product during each of the three month periods ended June 30, 2011 and June 30, 2010.  Cyclobenzaprine tablets are our highest volume product measured in units sold. However, given that there are at least seven competitors supplying this generic product, our pricing and gross margin for Cyclobenzaprine tablets remain under considerable pressure.  Although we are not currently aware of new competitors who have commenced distributing this generic product in the United States since the end of the first quarter of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in this market or plans of our competitors.  There can be no assurance that new competitors will not commence supplying this generic product in the future.  Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues, in addition to sales from our top four products, during the three month period ended June 30, 2011 consisted of sales of Lamotrigine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets and Prochlorperazine tablets.  Our revenues from sales of these other products increased during the quarter ended June 30, 2011 compared to the quarter ended June 20, 2010, primarily because of our launch of Oxcarbazepine in September 2010.  We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

Gross Revenues to Total Revenue Deductions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting periods. The Company’s most significant estimates relate to the determination of sales reserves, sales return and allowances for accounts receivables and accrued liabilities, determination of useful lives for property, plant and equipment and intangible assets, and other long lived assets for impairment and realisability of deferred tax assets. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable.  Actual results could differ from these estimates.  Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates

Revenue from sale of goods is recognized when significant risks and rewards in respect of ownership of the products are transferred to the customer and when the following criteria are met:

▪	Persuasive evidence of an arrangement exists;
▪	The price to the buyer is fixed and determinable; and
▪	Collectability of the sales price is reasonably assured.

      As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.  The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Our gross revenues for the three month period ended June 30, 2011 and June 30, 2010, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

Description	June 2011	June 2010
Gross revenues	17,994	11,024
Chargebacks	3,362	1,967
Rebates, fees, incentives and cash discounts	1,217	727
Medicaid	264	177
Returns	316	39
Net product sales	12,835	8,114
Net to Gross %	71.3%	73.6%

The following tables summarize the roll forward for the three month periods ended June 30, 2011 and June 30, 2010 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the period ended June 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	3,362	—	3,094	1,945
Rebates and incentive programs	1,199	1,141	—	716	1,624
Returns	457	385	(69)	57	716
Cash discounts and other	254	340	—	344	250
Total	3,587	5,228	(69)	4,211	4,535

	For the period ended June 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	843	2,023	(56)	2,391	419
Rebates and incentive programs	809	694	—	256	1,247
Returns	123	39	—	21	141
Cash discounts and other	93	210	—	196	107
Total	1,868	2,966	(56)	2,864	1,914

(1) Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

Cost of Revenues

Cost of revenues include our production and packaging costs, third party acquisition costs for materials supplied by others, inventory reserve charges and shipping and handling costs incurred by us to transport products to customers.  Cost of revenues does not include costs for amortization, including for acquired product rights or other acquired intangibles, nor depreciation, including with respect to our facility or equipment.

Cost of revenues increased 35% or $2,053 to $7,792 in the three month period ended June 30, 2011 compared to $5,739 for the comparable period of 2010.  This increase in cost of revenues was mainly attributable to higher product sales in the current period.

Our cost of revenues as a percentage of net revenues in the three month period ended June 30, 2011, decreased 8% from the three month period ended June 30, 2010, decreasing from 69% in the quarter ended June 30, 2010 to 61% in the quarter ended June 30, 2011.  The majority of such 8% decrease was attributable to our launch of Meclizine tablets in June 2010. The impact of Meclizine sales on total revenues was for a very short period during the quarter ended June 30, 2010. As a result of fewer competitors with respect to Meclizine tablets as compared to our other products, we have been able to maintain a higher gross profit margin, thereby reducing the overall percentage that our cost of revenues represents relative to our net revenues.  The remainder of such 8% decrease, is attributable to improvements in our manufacturing efficiency, including a reduction of the period of time that we require to change from manufacturing one product line to another (during which our manufacturing equipment is not being utilized to manufacture product) and manufacturing larger batch sizes of products, which reduces the number of product line changes we need to make during any given period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 36% or $303 to $1151 for the period ended June 30, 2011 compared to $848in the corresponding period of 2010.  The increase in expense was the result of increases of $30 in payroll and benefits, $62 in provision for doubtful debts, $65 in bank charges and remainder in other administrative expenses. We became a public reporting company in August 2011, pursuant to a Registration Statement on Form 10 that we initially filed SEC on June 1, 2011 and that was subsequently amended in July and in August of 2011.  A material portion of the increase in SG&A in the first quarter of our 2012 fiscal year as compared to the first quarter of our 2011 fiscal year is attributable to professional fees and other costs and expenses that we incurred in connection with this registration and becoming a public reporting company. As a public reporting company, we anticipate incurring a significant increase in general and administrative expenses as we operate as a public company compared to comparable periods when we were not a public company.  These increases will likely include increased costs for insurance, costs related to hiring of additional personnel and payment to outside consultants, lawyers and accountants.  We also expect to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 12% or $39 to $362 for the quarter ended June 30, 2011 compared to $323 for the quarter ended June 30, 2010. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Other expense, net

Other expense, net consists of interest and other finance costs, offset against interest income.

Other expense, net increased 231% or $30 to $43 for the quarter ended June 30, 2011 compared to $13 for the quarter ended June 30, 2010. This increase was primarily the result of decrease in other income partially offset by decrease in effective interest rates and payment of installments of the term loan under our credit facility.

Income Tax Expense

The income tax expense increased by $1,155 to $1156 for the quarter ended June 30, 2011 compared to $1 for the quarter ended June 30, 2010. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during the quarter ended June 30, 2011 as compared to profits for the corresponding quarter of last year, the expense recognized out of deferred taxes in the period increased.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facility with our banks.   As of   June 30, 2011, we had $6,065 of outstanding borrowings under our bank credit facility. As of June 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $35) of $395 and $1,435 in availability under our revolving credit facility with our banks.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching  six products that are represented by two ANDAs that have been approved and the four ANDAs that are pending approval by the FDA as of June 30, 2011; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; and successfully identifying and sourcing other new product opportunities.

Our existing $6,500 revolving credit facility expires on September 30, 2011. When our current revolving credit facility expires, we will need to obtain an extension of the term of the current facility from our lenders or obtain a replacement revolving credit facility permitting borrowings of up to at least $6,500. We are in the process of making an application for renewal of the facility to our current lenders and negotiating an increase in the credit limit to accommodate our future business requirements. We are also exploring other alternatives to satisfying our funding requirements.   If we are unable to obtain such an extension or reach an agreement on other alternatives being explored, it could adversely impact our operations.  In addition, Jubilant has arranged for a Letter of Comfort to be issued by its lender under its credit facility, which Letter of Comfort expires no later than March 31, 2012.  There can be no assurance that Jubilant will not cause such Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Letter of Comfort.  Such cancellation of the current Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the current Letter of Comfort, could negatively impact our credit facilities under our Credit Agreement, including a reduction in the maximum amount under the Revolver.  Any such reduction or other negative impact could adversely impact our operations,  See - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Facility” below for a more detailed description of our current credit facility.

Based on our existing business plan, we believe our existing sources of liquidity as of June 30, 2011 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months.  However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers,  our inability to extend or replace our credit facility when it expires at the end of September 2011, or the withdrawal of the current Letter of Comfort prior to its scheduled expiration or the failure of a substitute Letter of Comfort to be issued upon the expiration of the current Letter of Comfort.

If required, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or collaboration arrangements.  Some of these transactions may be with Jubilant and its affiliates and some may be with third parties.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

Cash Flows

On June 30, 2011, cash and cash equivalents (excluding restricted cash) on hand totaled $395, working capital (excluding cash and cash equivalents) totaled $9,501 and our current ratio (current assets to current liabilities) was approximately 1.71 to 1. Our working capital as of June 30, 2011 increased approximately $2,136 to $9,501 compared to our working capital as of March 31, 2011 (which was $7,365) primarily because of an increase of accounts receivable and inventories as well as a reduction in accounts payable.

The following tables summarize our cash flows from (used in) operating, investing and financing activities for the three months ended June 30, 2011 and June 30, 2010.

	For the three months ended June 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$1,350	$(740)
Investing activities	$(926)	$(350)
Financing activities	$(788)	$1,086
Net increase (decrease) in cash and cash equivalents	$(364)	$(4)

      Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities.  Net cash provided (used) in operating activities was $1,350 for the three month period ended June 30, 2011, compared to ($740) for the comparable period of 2010. This net increase in cash in the first quarter of our 2012 fiscal year compared to the first quarter of our 2011 fiscal year was primarily due to an increase in income from operations of $3,915 after adjustments of noncash items amounting to $1,584 offset by a decrease in cash due to an acquisition of inventory, which resulted in a net cash use of $1,471 to meet future sales demands and launch new products.  Accounts receivable in the first quarter of our 2012 fiscal year increased over the comparable period of the prior year as a result of higher sales causing a $1,427 use of cash. These cash outflows in the first quarter of our fiscal 2012 fiscal year compared to the first quarter of our 2011 fiscal year were further increased by a $462 reduction in accounts payable.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment.  Net cash used in investing activities was $926 for the three month period ended June 30, 2011, compared to $350 for the three month period ended June 30, 2010.  The primary reason for this increase was a greater investment in equipment purchases and facility modification during the first quarter of our 2012 fiscal year compared to the first quarter of our 2011 fiscal year. During each of those quarters, capital expenditures primarily consisted of the purchase of equipment to replace old equipments and also support increased production at our Salisbury, Maryland facility.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt.  Net cash used by financing activities was $788 for the three month period ended June 30, 2011, compared to $1,086 provided for the three months ended June 30, 2010.   This reduction in cash flow from financing activities was due to a reduction of our short term borrowing under our revolving credit facility.  Financing activities during the quarter ended June 30, 2011 consisted of net borrowings under our “Revolver” (as defined below under “Bank Facility”) of $212 and the repayment of $996 (gross $1,000 less amortized debt syndication charges of $4) principal amount of “Term Loans” (as defined below under “Bank Facility”).  Financing activities during the quarter ended June 30, 2010 consisted of net borrowings under our Revolver of $2,086 and the repayment of $966 (gross $1,000 less amortized debt initiation cost of $4) principal amount of Term Loans.

Bank Facility

Cadista Pharmaceuticals has been a party to a Credit Agreement (as amended, the “Credit Agreement”) with State Bank of India, New York Branch and Bank of Baroda entered into in September 2006, and which has subsequently been amended. The facilities under the Credit Agreement initially included a $3,000 Revolving Credit Facility (“Revolver”) and initial advances of $8,000 in term loans (“Term Loans”).  Proceeds of Term Loans were used principally to renovate and expand our facility in Salisbury, Maryland and to purchase equipment for that facility.  Proceeds from loans under the Revolver are used primarily for working capital purposes.  The Term Loans bear interest, payable monthly, at a rate of six month LIBOR plus 165 basis points.  Principal on the Term Loans is payable in eight equal installments of principal every six months commencing 12 months after the weighted average drawdown date, which was April 24, 2007, with the final payment due on October 24, 2011.  We made the next to last principal payment of the Term Loans, in the amount of $1,000 in April 2011. As of June 30, 2011, $996 (consisting of $1,000 of outstanding principal reduced by $4 toward debt initiation cost) remained outstanding on the Term Loans.  The original Credit Agreement was amended in February 2010 to increase the total amount available under the Revolver to $6,500 and increase the applicable interest rate under the Revolver from six months LIBOR plus 175 basis points to six month LIBOR plus 275 basis points. The Revolver is payable upon demand, pursuant to the terms of the Credit Agreement. Interest on the Revolver and the Term Loans is payable monthly.  The principal of the Revolver and of the Term Loans can be prepaid without penalty or premium.  As of June 30, 2011, $5,065 was outstanding on the Revolver.

The Revolver is secured by all of Cadista Pharmaceuticals’ goods and inventory, accounts receivable, contract rights and current assets.  Term Loans under the Credit Agreement are secured by all other assets of Cadista Pharmaceuticals not securing the Revolver. Term Loans and the revolver are guaranteed by Cadista Holdings Inc.  Loans under the Credit Agreement were initially guaranteed by Jubilant Pharma Pte Ltd.  That guarantee was terminated by mutual agreement in October 2007.  Jubilant Pharma Pte Ltd. has pledged its stock of Cadista Holdings Inc. to secure Cadista Pharmaceuticals’ obligations under the Credit Agreement.  The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc.  In connection with the amendment of the Original Credit Agreement in February 2010, increasing the maximum amount under the Revolver from $3,000 to $6,500, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of State Bank of India, New York Branch (“SBI NY”) providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals, to SBI NY; including amounts under the Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBI NY under the Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement.  The Original Letter of Comfort expired in March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011.  Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the Revolver.

The Replacement Letter of Comfort was issued pursuant to Jubilant’s credit facility with SBI CAG.  The Replacement Letter of Comfort is effective until the earlier of (a) March 31, 2012 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBI NY have been extinguished.   However, there can be no assurance that Jubilant will not cause the Replacement Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Replacement Letter of Comfort.  Such cancellation of the Replacement Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the Replacement Letter of Comfort, would constitute a default under the Credit Agreement and could negatively impact our credit facilities under our Credit Agreement, including a reduction in the maximum amount under the Revolver or termination of such facility. Any such reduction or other negative impact could cause us to reduce or curtail some or all of our operations, or otherwise negatively affect our results of operations.

The Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista’s fiscal year.  “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year.  Cadista Pharmaceuticals was in compliance with these financial covenants at the end of each of its 2010 and 2011 fiscal years.

The Credit Agreement contains various other covenants, including covenants restricting Cadista Pharmaceuticals’ ability to incur additional indebtedness to banks and other financial institutions, create liens, make certain investments, sell assets, or enter into a merger or acquisition. Cadista Pharmaceuticals is permitted to pay dividends so long as there is no breach of the financial covenants.

The Revolver expires on September 30, 2011. We are currently negotiating with the lenders under such facility with respect to an agreement providing for an extension of the term of such facility and for an increase of the credit limit to accommodate our business requirements.  Prior to the expiration of our current revolving credit facility in September 2011, we will need to obtain an extension of the term of the current facility from our lenders or obtain a replacement revolving credit facility permitting borrowings of up to at least $6,500.  If we are unable to obtain such an extension or replacement credit facility at that time, our operations could be adversely impacted.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies are set forth in the Form 10 Registration Statement that was filed with the SEC on August 8, 2011, which contains our audited financial statements for our fiscal year ended March 31, 2011.  There has been no change, update or revision to our critical accounting policies subsequent to our filing of such Form 10 Registration Statement.  The application of these accounting policies involve the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

See Note 2(b), “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” for a discussion of new accounting guidance.  The Company believes that there has not been and there will be no material impact of the adoption of these new accounting pronouncements on its financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our market risks relate primarily to changes in interest rates. Our bank credit facility bears floating interest rates that are tied to LIBOR and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our bank credit facility of approximately $60 (based on outstanding balances at June 30, 2011). We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At June 30, 2011, we had cash and cash equivalents of $430, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

While we operate primarily in the U.S., we do have foreign currency considerations. We generally incur sales and pay our expenses in U.S. Dollars.  All of our vendors that supply us with API are located in a number of foreign jurisdictions, including India, and we believe they generally incur their respective operating expenses in local currencies. As a result, these suppliers may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their local currency fluctuate vis-à-vis the U.S. Dollar. In this event, such suppliers may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for API sourcing that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

We do not have any foreign currency or any other material derivative financial instruments.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to provide such reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise require to be set forth in the Company’s periodic reports.

(b)	Changes in internal controls over financial reporting.

In the three months ended June 30, 2011, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to legal proceedings since our Form 10 Registration Statement filed with the SEC on August 8, 2011.

Item 1A.  Risk Factors

There has not been any material change in the risk factors previously disclosed in Item 1A of our Form 10 Registration Statement filed with the SEC on August 8, 2011.

Item 6.  Exhibits

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : September 13, 2011	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.