Form 10-Q
period 2011-09-30
Cadista Holdings Inc.
filed 2011-11-08
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File No.:  000-54421
____________________

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

Yes      ☒          No     □
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any,  every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files).

Yes      ☒          No     □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer □	

Non-accelerated filer	☒	Smaller reporting company □	

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      □          No     ☒
As of November 7, 2011 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,335	$759
Accounts receivable	24,209	10,365
Due from related parties	207	200
Inventories	11,085	7,828
Prepaid expenses and other current assets	1,796	538
Deferred tax assets (current)	1,776	1,776
Total current assets	$43,408	$21,466

Restricted cash	$35	$35
Deferred tax assets (non-current)	1,727	2,082
Property, plant and equipment, net	13,794	12,596
Intangibles assets, net	168	179
Total assets	$59,132	$36,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$5,111	$4,853
Current portion of long-term debt	1,000	1,992
Accounts payable	2,277	1,840
Due to related parties	3,260	2,876
Deferred revenue	249	249
Other current liabilities	10,142	1,466
Dividend payable	66	66
Total current liabilities	$22,105	$13,342
Commitments and Contingencies	--	--
Stockholders’ equity
Equity shares at $ 0.001 par value	$118	$118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares and 117,797,180 shares as of September 30, 2011 and March 31, 2011 respectively
Additional paid-in capital	38,755	38,755
Accumulated deficit	(1,846)	(15,857)
Total stockholders’ equity	$37,027	$23,016
Total liabilities and stockholders’ equity	$59,132	$36,358

(See accompanying notes to the consolidated financial statements.)

CADISTA  HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Six months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

Net revenues	$42,318	$18,803	$29,483	$10,503
Cost of revenues	16,569	12,764	8,777	7,025
Gross profit	25,749	6,039	20,706	3,478

Operating costs and expenses:
Research and development expenses	-	223	-	35
Selling, general and administration	2,285	1,655	1,134	807
Depreciation and amortization	743	649	381	326

Total operating costs and expenses	3,028	2,527	1,515	1,168

Operating income	22,721	3,512	19,191	2,310
Other expense, net	83	108	40	95
Income before income taxes	22,638	3,404	19,151	2,215
Income taxes	8,627	1	7,471	-
Net income	$14,011	$3,403	$11,680	$2,215

Comprehensive income	$14,011	$3,403	$11,680	$2,215

Net income per common share
Basic	$0.12	$0.03	$0.10	$0.02
Diluted	$0.12	$0.03	$0.10	$0.02

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
 (All amounts in thousands United States Dollars, unless otherwise stated)

	Six months ended September 30,
	2011		2010
Cash flows from operating activities:
Net income		$14,011		$3,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization		743		649
Amortization of debt initiation cost		8		8
Income taxes		8,627		1
Provision for bad debts		119		-
Fair value of machinery received free of cost		-		373
Changes in operating assets and liabilities, net
(Increase)/Decrease in accounts receivable		(13,963)		(2,279)
Decrease in unbilled revenue		-		63
(Increase)/Decrease in inventories		(3,257)		(2,548)
Increase/(Decrease) in dues to/from related parties		377		600
Increase/(Decrease) in accounts payable and other current liabilities		495		(1,378)
(Increase)/Decrease in prepaid expenses and other current assets		(903)		3
Net cash provided by (used in) operating activities		$6,257	$	(1,105)

Cash flows from investing activities:
Purchase of property, plant and equipment	$	(1,939)		$(855)

Net cash (used in) investing activities	$	(1,939)	$	(855)

Cash flows from financing activities:

Proceeds from short term borrowings, net		$258		$2,977
Repayment of long term debt		(1,000)		(1,000)

Net cash provided by (used in) financing activities	$	(742)		$1,977

Net change in cash and cash equivalents		$3,576		$17

Cash and cash equivalents (including restricted cash)
Beginning of the period		$794		$302
End of the period		$4,370		$319

Supplementary cash flow information
Cash paid during the period for interest		$92		$177
Cash paid during the period for tax		$1,471		$1

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2011 included in the Company's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on August 8, 2011.  The balance sheet as at March 31, 2011 presented in this report has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  Amounts presented in the financial statements and footnotes are rounded to the nearest thousands, except per share data and par values.  Unless the context requires otherwise, references in these Notes to the “Company,” “we,” “us” or “our” refers to Cadista Holdings Inc. and its subsidiaries including Jubilant Cadista Pharmaceuticals Inc.

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

Revenue from sale of goods is recognized when significant risks and rewards in respect of ownership of the products are transferred to the customer and when the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	The price to the buyer is fixed and determinable; and
•	Collectability of the sales price is reasonably assured.

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

Revenue arrangements with multiple deliverables, if any, are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;
•	There is objective and reliable evidence of the fair value of the undelivered item(s); and
•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

e)	Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options.

The table below reflects basic and diluted net income per share for the:

	Six months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net income available for common shareholders (basic and dilutive)	$14,011	$3,403	$11,680	$2,215

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US dollars)
Basic	$0.12	$0.03	$0.10	$0.02
Diluted	$0.12	$0.03	$0.10	$0.02

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of September 30, 2011 and 2010 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the six months ended September 30, 2011, one customer had a 35% share in net product sales  and for the six months ended September 30, 2010 four customers had  22%, 16%, 11% and 11% shares, respectively, in net product sales; no other customer, individually accounted for more than 10%  of net product sales during these periods. For three months ended September 30, 2011, one customer had a 37% share in total net product sales and for the three months ended September 30, 2010 four customers had 24%, 18%, 10% and 10% shares, respectively, in total net product sales; no other customer individually accounted for more than 10% of total net product sale during these periods. As of September 30, 2011, two customers had 46% and 11% shares, respectively, and as of September 30, 2010 two customers had 42% and 22% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the six month period ended September 30, 2011, three products collectively accounted for approximately 83% of net product sales and for the six month period ended September 30, 2010 four products collectively accounted for approximately 88% of net product sales. For the three month period ended September 30, 2011, two products collectively accounted for approximately 82% of net product sales and for the three month period ended September 30, 2010, four products collectively accounted for approximately 89% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of September 30, 2011	As of March 31, 2011
Cash in hand	$-	$1
Balances with banks in current accounts	2,280	700
Balances with banks in money market funds*	2,090	93
	$4,370	$794

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250 (March 2011:$ 250).

*As of September 30, 2011 and March 31 2011, cash equivalents include restricted cash of $35 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of September 30, 2011 and 2010 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates and discounts.

The activity in the allowance for doubtful accounts receivable is given below:

	Six months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$58	$122	$120	$122
Charges to revenues and costs	119	-	57	-
Doubtful accounts written-off	-	-	-	-
Balance at the end of the period	$177	$122	$177	$122

5	INVENTORIES

Inventories consist of the following amounts:

	September 30, 2011	March 31, 2011
Raw materials	$5,816	$4,541
Work in progress	2,199	1,781
Finished goods	3,165	1,537
Stores and spares	61	66
	11,241	7,925
Provision for slow moving / obsolete inventory	(156)	(97)
	$11,085	$7,828

The activity in the allowance for slow moving/obsolete inventory is given below.

	Six months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$97	$104	$165	$216
Charges to revenues and costs	110	112	42	-
Inventory written-off	(51)	-	(51)	-
Balance at the end of the period	$156	$216	$156	$216

6	BORROWINGS

	September 30, 2011	March 31, 2011
Long term Borrowings	$-	$-
Current portion of Long term debt	1,000	1,992
Short term borrowings	5,111	4,853
Balance at the end of the period	$6,111	$6,845

The Company has a term loan and revolving credit facility provided pursuant to a Credit Agreement (as amended, the “Credit Agreement”) with State Bank of India, New York Branch and Bank of Baroda entered into in September 2006, which agreement has since been amended. Term loans under the Credit Agreement bear interest at the rate of six month LIBOR plus 1.65% and are secured by all other assets of Jubilant Cadista Pharmaceuticals Inc. not securing the “Revolver” (as defined below). The terms of the loan arrangement contain certain restrictive covenants, and covenants relating to certain financial ratios. The Company paid the next to last installment of $1,000 of the term loan in April 2011.  The last installment of $1,000 has since been paid in October 2011.

Jubilant Cadista Pharmaceuticals Inc. obtained a Revolving Credit Facility (“Revolver”) to meet its working capital requirements. The original maturities of these loans are less than one year and the loans bear interest at the rate of 6 months LIBOR plus 2.75%. As of September 30, 2011 and March 31, 2011 the outstanding short term loans aggregate to $5,111 and $4,853 respectively. The Revolver is secured by all of Jubilant Cadista Pharmaceuticals Inc.’s goods and inventory, accounts receivable, contract rights and current assets. The Revolver is guaranteed by Cadista Holdings Inc. Jubilant Pharma Pte Ltd,  (who had been the direct beneficial owner of over 50% of our outstanding common stock) had pledged its stock of Cadista Holdings Inc. to secure Jubilant Cadista Pharmaceuticals Inc.’s obligations under the Credit Agreement, and Generic Pharmaceuticals Holdings Inc. (an indirect majority-owned subsidiary of Jubilant Pharma Pte. Ltd. and an indirect wholly-owned subsidiary of Jubilant Life Sciences Limited (“Jubilant”)), to whom such shares were transferred on September 30, 2011, has agreed to continue such pledge. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Jubilant Cadista Pharmaceuticals Inc. held by Cadista Holdings Inc. In connection with the amendment of the Credit Agreement in February 2010 which increased the maximum amount under the Revolver from $3,000 to $6,500 from State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant (the indirect beneficial owner of over 82% of our common stock) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of State Bank of India, New York Branch (“SBI NY”) providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Jubilant Cadista Pharmaceuticals Inc., to SBI NY, including amounts under the Revolver, remain outstanding; and (ii) SBI CAG‘s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Jubilant Cadista Pharmaceuticals Inc., for up to $3,500 principal amount of  loans funded by SBI NY under the Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the Revolver. The terms of the Revolver contain certain restrictive covenants, mainly the requirements to maintain certain financial ratios and distribution of dividends. The unused Revolver as of September 30, 2011 and March 31, 2011 aggregates to $1,389 and $147 respectively. The Revolver, which had been scheduled to expire in September 2011, has been extended for six months and currently expires in March 2012.

The details of average loan outstanding, average interest expense and weighted average rate of interest are as follows:

Six month period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)	Average interest rate during the period
Sept 30, 2011	$5,024	$82	3.25%
Sept 30, 2010	$5,353	$139	5.21%

Three month period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)	Average interest rate during the period
Sept 30, 2011	$5,092	$43	3.29%
Sept 30, 2010	$5,954	$89	5.85%

The interest rate as of September 30, 2011 was 3.30% as compared to 3.22% as of September 30, 2010.

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.”  As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 38.11% for the year ending March 31, 2012, as compared to 12.82% for the year ended March 31, 2011. The increase in effective tax rate is on account of the significant increase in current federal and state taxes due to projected taxable income for the year which is partly offset by utilization of prior year losses. The Company regularly assesses the future realization of deferred taxes and whether the valuation allowance against certain deferred tax assets is still warranted. The Company considers it reasonably possible that all of the valuation allowance could be adjusted within the current fiscal year. For the six month period ended September 30, 2011, the Company has recognized a tax expense of $8,627, comprised of $8,273 of current tax and $354 of deferred tax expense; compared to $1 for the comparable period of 2010. For the three month period ended September 30, 2011 the Company recognized a tax expense of $7,471, comprised of $7,223 of current tax and $248 of deferred tax expense compared to zero tax expense for the comparable period of 2010.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of equity during the six months and three months ended September 30, 2011, other than the change in the balance of accumulated deficit due to the net income earned during the period.

10	SUBSEQUENT EVENTS

Effective as of the close of business September 30, 2011, Jubilant Pharma Pte. Ltd. (“Jubilant Pharma”), an indirect wholly-owned subsidiary of Jubilant and the holder immediately before the transaction of 53.11% of our outstanding common stock, transferred all of its shares of our common stock to Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), an indirect wholly-owned subsidiary of Jubilant and the then holder of 29.27% of our common stock.  Immediately following the transfer from Jubilant Pharma, Jubilant Holdings transferred all of its common stock of the Company to its wholly-owned subsidiary, Generic Pharmaceuticals Holdings, Inc.  (“Generic Holdings”).  As result of such transfer, Generic Holdings is now the direct owner of over 82% of our outstanding common stock.

On November 7, 2011, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Jubilant Holdings.  The Tax Sharing Agreement has an effective date of October 1, 2011.  The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns.  The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their incomes (losses and other credits) contribute to (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. We may recognize a benefit in the calculation of our provision for income taxes to the extent that foreign tax credits, capital losses and other tax attributes generated by us can be utilized both on a separate-company basis and in the consolidated or combined tax returns of Jubilant Holdings.

The tax sharing agreement does not have an impact on the tax provision for the period ended September 30, 2011 and the financial results and condition as of and during the period ended September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Form 10 Registration Statement”) and the unaudited interim financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” refer to Cadista Holdings, Inc. and its subsidiaries including Jubilant Cadista Pharmaceuticals Inc., and all amounts are in thousands United States Dollars.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies.  Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees.  For the six month periods ended September 30, 2011 and September 30, 2010, approximately 97% and 99% of our product sales revenue, respectively, were derived from products sold under our own product label. For the three month periods ended September 30, 2011 and September 30, 2010 approximately 96% and 100% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name).  In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties.  These drug development services represented approximately 0% and 2% of our total revenue in each of the six month periods ended September 30, 2011 and September 30, 2010 respectively. For the three month periods ended September 30, 2011 and September 30, 2010 these drug development services also represented 0% and 2% of our total revenue, respectively.

We filed our first ANDA with the FDA in May, 1996, and through September 30, 2011 we have filed a total of 19 ANDAs with the FDA.  Our first ANDA approval was received from the FDA in October, 1997.  During our fiscal year ending March 31, 2011, we received two product approvals for Meclizine hydrochloride and Cetirizine hydrochloride tablets, which were both approved in June, 2010.  We did not receive any new product approvals in the six month ended September 30, 2011.  Our new product launches and marketing efforts relating to existing and new products have led to an increase in our revenues.  For the three month period ended September 30, 2011, we reported net revenue of $29,483 representing an increase of 181% as compared to the three month period ended September 30, 2010 and for the six month period ended September 30, 2011 we reported net revenue of $42,318 representing an increase of 125% as compared to the six month period ended September 30, 2010.

As of September 30, 2011, we marketed 10 products owned by us, all of which are prescription generic pharmaceutical products, and had a pipeline that included five new products, four of which are currently subject to ANDAs under review by the FDA and one of which is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review.  We also marketed one product under the 2011 Master Supply Agreement with Jubilant, which is described below

On May 27, 2011 we entered into a Master Supply Agreement (the “2011 Master Supply Agreement”) with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product, Donepezil Hydrochloride Tablets (in 5mg and 10mg dosages), which is the generic equivalent of Aricept®, Risperidone ODT (in 0.5mg, 1mg, 2mg, 3mg and 4mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and Pantoprazole Sodium DR Tablets (in 20mg and 40mg dosages), which is the generic equivalent of Protonix®. The Toll Manufactured Product, Donepezil Hydrochloride Tablets and Pantoprazole Sodium DR Tablets have been approved by the FDA.  The ANDAs for Risperidone ODT is currently under review by the FDA.  Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved.  We may, pursuant to the 2011 Master Supply Agreement, acquire marketing rights to other products that have been, or that may be, developed by Jubilant if the parties mutually agree to supplement such agreement; however, there can be no assurance that any such agreement regarding additional products will be reached.  Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product.  We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement.  The 2011 Master Supply Agreement contemplates that quarterly adjustments will be made for overpayments or underpayments based upon our actual net sales proceeds for the quarterly period.  We are restricted from marketing or selling any product that competes with a product that we are marketing pursuant to this agreement and Jubilant is restricted from supplying any other party with these products in the United States.  Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement. We did not generate any revenue from products under this agreement until the quarter ended September 30, 2011, in which we generated $47 in revenue from sales of such products.  See Item 7. “Certain Relationships and Related Party Transactions” of the Form 10 Registration Statement for a more detailed description of the 2011 Master Supply Agreement.

On May 27, 2011, we entered into a Toll Manufacturing Conversion Agreement (the "Toll Manufacturing Agreement") with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis.  Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant.  We are compensated on a fixed unit price of the Toll Manufacturing Product supplied to Jubilant under the Toll Manufacturing Agreement. Commencing at the end of the 2011 calendar year, the price for our toll manufacturing services will be adjusted on an annual basis as mutually agreed by the parties.  In addition, if our manufacturing costs increase, then we may request an increase in price at any time after the first anniversary of the effective date of such Agreement.  In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Toll Manufacturing Agreement on 18 months’ notice to the other party, and the current price will stay in effect for such 18 month period.  There is no assurance that the parties will be able to reach agreement on any such price adjustment, and accordingly, there can be no assurance that the Toll Manufacturing Agreement will not be terminated as early as 18 months after the commencement of the 2012 calendar year.  We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products.  However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added. During the six month period ended September 30, 2011 no revenue was generated from the activities contemplated in the agreement. These activities are expected to impact our revenue during the third quarter of the current fiscal year.  See Item 7- “Certain Relationships and Related Party Transactions” of the Form 10 Registration Statement for a more detailed description of the Toll Manufacturing Agreement.”

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

The active compounds for our products, also called Active Pharmaceutical Ingredients (“APIs”) are purchased from specialized manufacturers, including Jubilant, and are essential to our business operations.  Each individual API must be approved by the FDA as part of the ANDA approval process.  API manufacturers are also regularly inspected by the FDA. We do not manufacture API for any of our products in our own facility. While we believe that there are alternative suppliers available for the API used in our products, any interruption of API supply or inability to obtain API used in our products, or any significant API price increase not passed on to our customers, could have a material adverse impact on our business operations and financial condition.

Results of Operations

	For six months ended September 30th
	2011	2010	Change
	$000’s	$000’s	$000’s	Percent
Revenues	42,318	18,803	23,515	125%
Costs of revenues (exclusive of depreciation and amortization)	16,569	12,764	3,805	30%
Research and development expense (exclusive of depreciation and amortization)	-	223	(223)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	2,285	1,655	630	38%
Depreciation and amortization	743	649	94	14%
Income from operations	22,721	3,512	19,209	547%
Other expense, net	$83	$108	(25)	(23)%
Income before income tax	22,638	3,404	19,234	565%
Income tax /expense	$8,627	$1	8,626	862,600%
Net income	14,011	3,403	10,608	312%

	For three months ended
	September 30th
	2011	2010	Change
	$000’s	$000’s	$000’s	Percent
Revenues	29,483	10,503	18,980	181%
Costs of revenues (exclusive of depreciation and amortization)	8,777	7,025	1,752	25%
Research and development expense (exclusive of depreciation and amortization)	-	35	(35)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,134	807	327	41%
Depreciation and amortization	381	326	55	17%
Income from operations	19,191	2,310	16,881	731%
Other expense, net	$40	$95	(55)	(58)%
Income before income tax	19,151	2,215	16,936	765%
Income tax /expense	$7,471	$-	7,471	747,100%
Net income	11,680	2,215	9,465	427%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms.  In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties.  These drug services contributed $Nil and $373 of our revenue for the six month periods ended September 30, 2011 and 2010, respectively, and $Nil and $187 of our revenue for the three month periods ended September 30, 2011 and 2010, respectively.

Revenues for the six month period ended September 30, 2011 increased 125% or $23,515 to $42,318 compared to revenues of $18,803 from the corresponding period of 2010. The increase in revenues is mainly attributable to: i) increase in sales of Methylprednisolone (ii) the full impact in the period ended September 30, 2011 of our marketing of Meclizine Hydrochloride, which we launched in June 2010, and which, therefore, only had a partial impact on our revenues for six months ended September 30, 2010; and (iii) small increase in sales of Oxcarbezipine and Lamotrigine.

Revenues for the three month period ended September 30, 2011 increased by 181% or $18,980 to $29,483 compared to revenues of $10,503 from the corresponding period of 2010. The increase in revenues is mainly attributable to increase in sales of Methylprednisolone and small increase in sales of Lamotrigine and Oxcarbazepine.

Total revenues of our top selling products were as follows:

	Six month period ended		Three month period ended
	September 30th		September 30th
	2011	2010	2011	2010
Product	$000’s	$000’s	$000’s	$000’s
Methylprednisolone tablets	23,876	4,771	21,144	2,301
Meclizine	6,897	4,394	2,888	2,868
Terazosin capsules	4,306	4,777	2,030	2,855
Cyclobenzaprine tablets	2,216	2,203	966	1,156
Other product revenues	5,023	2,285	2,455	1,136
Net product sales	42,318	18,430	29,483	10,316
Other revenues	-	373	-	187
Total revenues	42,318	18,803	29,483	10,503

During the six month period ended September 30, 2011, our top four products (Meclizine, Terazosin, Methylprednisolone, and Cyclobenzaprine) accounted for approximately 88% of our total net product sales and approximately 68% of our total consolidated gross margins for such six month period.  During the three month period ended September 30, 2011 our top four products accounted for approximately 92% of the total net product sales and approximately 76% of our total consolidated gross margins for such three month period.

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

We launched Terazosin capsules in 2006.  We sell Terazosin capsules, which are the generic equivalent of Hytrin®, in four strengths, 1 mg, 2 mg, 5 mg, and 10 mg and three pack sizes for each strength.  During each of the six months periods ended September 30, 2011 and 2010, there were at least four competitors supplying this generic product in the U.S. market.  The level of competition with respect to Terazosin negatively affects our gross margins from sales of this product, which decreased in the first six month period and three month period of our fiscal year 2012 as compared to the sales in the first six month period and three month period of our 2011 fiscal year, respectively. Although we are not currently aware of new competitors who have commenced distributing this generic produce in the United States since the end of the first six months of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in the market or plans of our competitors.  There can be no assurance that new competitors will not commence supplying this generic product in the future.  Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Methylprednisolone tablets prior to July 2005.  We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths.  We believe that during each of the six month periods ended September 30, 2011 and September 30, 2010, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market.  Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg. and 8 mg.) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications.  This recall was designated a Class III recall by the FDA.  In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that  caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the six month period ended September 30, 2011,  we realized higher prices during the six month period ended September 30, 2011 with respect to sales of finished Methylprednisolone products, as compared to the comparable  period of 2010. These higher prices resulted in higher gross margins on these products for the past quarter and six month periods as compared to the comparable periods of 2010. We believe that a new competitor has recently entered the market but do not know whether it has commenced distributing Methylprednisolone generic product in the United States yet. Nevertheless, commencing during the quarter ended September 30, 2011 this new competition has already resulted in downward pressure on both our pricing and gross margins with respect to our Methylprednisolone products. There can be no assurance that we are aware of all activities in this market or plans of our competitors.  There can be no assurance that new competitors will not commence supplying this generic product in the future.  Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Cyclobenzaprine tablets in 2006.  We sell Cyclobenzaprine tablets, which are the generic version of Flexiril®, in two strengths, 5 mg and 10 mg and two pack sizes for each strength.  We believe that there were at least seven competitors supplying this generic product during each of the six month periods ended September 30, 2011 and September 30, 2010.  Cyclobenzaprine tablets are our highest volume product measured in units sold. However, given that there are at least seven competitors supplying this generic product, our pricing and gross margin for Cyclobenzaprine tablets remain under considerable pressure.  Although we are not currently aware of new competitors who have commenced distributing this generic product in the United States since the end of the second quarter of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in this market or plans of our competitors.  There can be no assurance that new competitors will not commence supplying this generic product in the future.  Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues, in addition to sales from our top four products, during the six month period ended September 30, 2011 consisted of sales of Lamotrigine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets and Donepezil tablets. We commenced selling Donepezil tablets in the second quarter of our 2012 fiscal year pursuant to the 2011 Master Supply Agreement.  Our revenues from sales of these other products increased during the six month period and three month periods ended September 30, 2011 compared to the corresponding periods of 2010. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

Our gross revenues for the six month and three month periods ended September 30, 2011 and September 30, 2010, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Six month period ended		Three month period ended
	September 30th		September 30th
	2011	2010	2011	2010
Description	$000’s	$000’s	$000’s	$000’s
Gross revenues	57,195	25,852	39,201	14,828
Chargebacks	7,829	5,379	4,467	3,412
Rebates, fees, incentives and cash discounts	5,376	1,408	4,159	681
Medicaid	826	545	562	368
Returns	846	90	530	51
Net product sales	42,318	18,430	29,483	10,316
Net to Gross %	74.0%	71.3%	75.2%	69.6%

The following tables summarize the roll forward for the six months and three months periods ended September 30, 2011 and September 30, 2010 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the six months period ended September 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (Reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	7,829	-	6,460	3,046
Rebates and incentive programs	1,199	5,188	-	1,927	4,460
Returns	457	915	(69)	205	1,098
Cash discounts and other	254	1,014	-	750	518
Total	3,587	14,946	(69)	9,342	9,122

	For the six months period ended September 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (Reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	843	5,435	(56)	4,570	1,652
Rebates and incentive programs	809	1,451	-	516	1,744
Returns	123	90	-	74	139
Cash discounts and other	93	502	-	399	196
Total	1,868	7,478	(56)	5,559	3,731

	For the three months period ended Sept 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (Reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,945	4,467	-	3,366	3,046
Rebates and incentive programs	1,624	4,047	-	1,211	4,460
Returns	716	530	-	149	1,098
Cash discounts and other	250	674	-	406	518
Total	4,535	9,718	-	5,131	9,122

	For the three months period ended Sept 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (Reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	419	3,412	-	2,179	1,652
Rebates and incentive programs	1,247	757	-	260	1,744
Returns	141	51	-	53	139
Cash discounts and other	107	292	-	203	196
Total	1,914	4,512	-	2,695	3,731

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

Cost of revenues increased 30% or $3,805 to $16,569 in the six months period ended September 30, 2011 compared to $12,764 for the comparable period of 2010.  This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the six month period ended September 30, 2011, decreased 29% from the six month period ended September 30, 2010, decreasing from 68% in the six months ended September 30, 2010 to 39% in the six months ended September 30, 2011.  The majority of such 29% decrease was attributable to higher gross margins on Methylprednisolone 4mg tablets dosepacks after relaunch of such product, partially reduced by an increase in the cost of revenue of Meclizine.

Cost of revenues increased 25% or $1,752 to $8,777 in the three months period ended September 30, 2011 compared to $7,025 for the comparable period of 2010.  This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues decreased 37% from the three months period ended September 30, 2010, decreasing from 67% in the three months ended September 30, 2010 to 30% in the three months ended September 30, 2011.  The majority of such 37% decrease was attributable to higher gross margin on Methylprednisolone tablets 4mg tablets dosepacks after relaunch of such product.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 38% or $630 to $2,285 for six months period ended September 30, 2011 compared to $1,655 in the corresponding period of 2010.  The increase in expense was the result of increases of $119 in payroll and benefits, $119 in provision for doubtful debts, $31 in bank charges and remainder in other administrative expenses. We became a public reporting company in August 2011, pursuant to a Registration Statement on Form 10 that we initially filed with the SEC on June 1, 2011 and that was subsequently amended in July and in August of 2011.  A material portion of the increase in SG&A in the first half of our 2012 fiscal year as compared to the first half of our 2011 fiscal year is attributable to professional fees and other costs and expenses that we incurred in connection with this registration and becoming a public reporting company. As a public reporting company, we anticipate incurring a significant increase in general and administrative expenses as we operate as a public company compared to comparable periods when we were not a public company.  These increases will likely include increased costs for insurance, costs related to hiring of additional personnel and payment to outside consultants, lawyers and accountants.  We also expect to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

SG&A expenses increased 41% or $327 to $1,134 for three months period ended September 30, 2011 compared to $807 in the corresponding period of 2010.  The increase in expense was the result of increases of $89 in payroll and benefits, $57 in provision for doubtful debts, and remainder in professional and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 14% or $94 to $743 for the six months period ended September 30, 2011 compared to $649 in the corresponding period of 2010. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Depreciation and amortization increased 17% or $55 to $381 for the three months period ended September 30, 2011 compared to $326 in the corresponding period of 2010. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year and our previous quarter on which we claim depreciation in the current period.

Other expense, net

Other expense, net consists of interest and other finance costs, offset against interest income.

Other expense, net decreased 23% or $25 to $83 for the six month period ended September 30, 2011 compared to $108 in the corresponding period of 2010. This decrease was primarily the result of decrease in effective interest rates and payment of installments of the term loan under our credit facility.

Other expense, net decreased 58% or $55 to $40 for the three month period ended September 30, 2011 compared to $95 in the corresponding period of 2010. This decrease was primarily the result of decrease in effective interest rates and payment of installments of the term loan under our credit facility.

Income Tax Expense

The income tax expense increased by $8,626 to $8,627 for the six month period ended September 30, 2011 compared to $1 in the corresponding period of 2010, and for the three month period ended September 30, 2011 the tax expense increased by $7,471 as compared to $Nil in the corresponding period of 2010. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during the three month and six month periods ended September 30, 2011 as compared to profits for the corresponding period of last year, the expense recognized out of deferred taxes in the period increased.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facility with our banks.   As of   September 30, 2011, we had $6,111 of outstanding borrowings under our bank credit facility. As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $35) of $4,335 and $1,389 in availability under our revolving credit facility with our banks.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching  six products that are represented by two ANDAs that have been approved and the four ANDAs that are pending approval by the FDA as of September 30, 2011; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; and successfully identifying and sourcing other new product opportunities.

Our existing $6,500 revolving credit facility expires on March 21, 2012. When our current revolving credit facility expires, we will need to obtain an extension of the term of the current facility from our lenders or obtain a replacement revolving credit facility permitting borrowings of up to at least $6,500. We are in the process of making an application for renewal of the facility to our current lenders and negotiating an increase in the credit limit to accommodate our future business requirements. We are also exploring other alternatives to satisfying our funding requirements.   If we are unable to obtain such an extension or reach an agreement on other alternatives being explored, it could adversely impact our operations.  In addition, Jubilant has arranged for a Letter of Comfort to be issued by its lender under its credit facility, which Letter of Comfort expires no later than March 31, 2012.  There can be no assurance that Jubilant will not cause such Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Letter of Comfort.  Such cancellation of the current Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the current Letter of Comfort, could negatively impact our credit facilities under our Credit Agreement, including a reduction in the maximum amount under the Revolver.  Any such reduction or other negative impact could adversely impact our operations,  See - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Facility” below for a more detailed description of our current credit facility.

Based on our existing business plan, we believe our existing sources of liquidity as of September 30, 2011 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months.  However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers,  our inability to extend or replace our credit facility when it expires in March 2012, or the withdrawal of the current Letter of Comfort prior to its scheduled expiration or the failure of a substitute Letter of Comfort to be issued upon the expiration of the current Letter of Comfort.

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

Cash Flows

On September 30, 2011, cash and cash equivalents (excluding restricted cash of $35) on hand totaled $4,335, working capital (excluding cash and cash equivalents) totaled $16,968 and our current ratio (current assets to current liabilities) was approximately 1.96 to 1. Our working capital as of September 30, 2011 increased approximately $9,603 to $16,968 compared to our working capital as of March 31, 2011 (which was $7,365) primarily because of an increase of accounts receivable and inventories offset by increase in accounts payable and other current liabilities.

The following tables summarize our cash flows from (used in) operating, investing and financing activities for the six months ended September 30, 2011 and September 30, 2010.

	For the six months ended September 30, (in thousands)
	2011	2010
Net cash (used in) provided by:
Operating activities	$6,257	$(1,105)
Investing activities	$(1,939)	$(855)
Financing activities	$(742)	$1,977
Net increase (decrease) in cash and cash equivalents	$3,576	$17

Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities.  Net cash provided (used) in operating activities was $6,257 for the six months period ended September 30, 2011, compared to ($1,105) for the comparable period of 2010. This net increase in cash in the first half of our 2012 fiscal year compared to the first half of our 2011 fiscal year was primarily due to an increase in income from operations of $23,508 after adjustments of noncash items amounting to $9,497 offset by a decrease in cash due to an acquisition of inventory, which resulted in a net cash use of $3,257 to meet future sales demands and launch new products.  Accounts receivable in the first half of our 2012 fiscal year increased over the comparable period of the prior year as a result of higher sales causing a $13,963 use of cash. These cash outflows in the first half of our fiscal 2012 fiscal year compared to the first half of our 2011 fiscal year were partially offset by a $495 increase in accounts payable.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment.  Net cash used in investing activities was $1,939 for the six months period ended September 30, 2011, compared to $855 for the six month period ended September 30, 2010.  The primary reason for this increase was a greater investment in equipment purchases and facility modification during the first half of our 2012 fiscal year compared to the first half of our 2011 fiscal year. During each of those periods, capital expenditures primarily consisted of the purchase of equipment to replace old equipments and also support increased production at our Salisbury, Maryland facility.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt.  Net cash used in financing activities was $742 for the six months period ended September 30, 2011, compared to $1,977 provided for the six months ended September 30, 2010.   This reduction in cash flow from financing activities was due to a reduction of our short term borrowing under our revolving credit facility.  Financing activities during the half year ended September 30, 2011 consisted of net borrowings under our “Revolver” (as defined below under “Bank Facility”) of $258 and the repayment of $992 (gross $1,000 less amortized debt syndication charges of $8) principal amount of “Term Loans” (as defined below under “Bank Facility”).  Financing activities during the half year ended September 30, 2010 consisted of net borrowings under our Revolver of $2,977 and the repayment of $992 (gross $1,000 less amortized debt initiation cost of $8) principal amount of Term Loans.

Bank Facility

Cadista Pharmaceuticals has been a party to a Credit Agreement (as amended, the “Credit Agreement”) with State Bank of India, New York Branch and Bank of Baroda entered into in September 2006, and which has subsequently been amended. The facilities under the Credit Agreement initially included a $3,000 Revolving Credit Facility (“Revolver”) and initial advances of $8,000 in term loans (“Term Loans”).  Proceeds of Term Loans were used principally to renovate and expand our facility in Salisbury, Maryland and to purchase equipment for that facility.  Proceeds from loans under the Revolver are used primarily for working capital purposes.  The Term Loans bear interest, payable monthly, at a rate of six month LIBOR plus 165 basis points.  Principal on the Term Loans is payable in eight equal installments of principal every six months commencing 12 months after the weighted average drawdown date, which was April 24, 2007, with the final payment of $1,000 due on October 24, 2011, which has since been paid. The original Credit Agreement was amended in February 2010 to increase the total amount available under the Revolver to $6,500 and increase the applicable interest rate under the Revolver from six months LIBOR plus 175 basis points to six month LIBOR plus 275 basis points. The Revolver is payable upon demand, pursuant to the terms of the Credit Agreement. Interest on the Revolver and the Term Loans is payable monthly.  The principal of the Revolver and of the Term Loans can be prepaid without penalty or premium.  As of September 30, 2011, $5,111 was outstanding on the Revolver.

The Revolver is secured by all of Cadista Pharmaceuticals’ goods and inventory, accounts receivable, contract rights and current assets. Term Loans under the Credit Agreement are secured by all other assets of Cadista Pharmaceuticals not securing the Revolver. Term Loans and the revolver are guaranteed by Cadista Holdings Inc. Loans under the Credit Agreement were initially guaranteed by Jubilant Pharma Pte. Limited. That guarantee was terminated by mutual agreement in October 2007. Jubilant Pharma Pte Limited had pledged its stock of Cadista Holdings Inc. to secure Cadista Pharmaceuticals’ obligations under the Credit Agreement, and Generic Pharmaceuticals Holdings Inc.( an indirect majority owned subsidiary of Jubilant Pharma Pte. Ltd. and an indirect wholly-owned subsidiary of Jubilant) to whom such shares were transferred, on September 30, 2011, has agreed to continue such pledge. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc.  In connection with the amendment of the Original Credit Agreement in February 2010, increasing the maximum amount under the Revolver from $3,000 to $6,500, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of State Bank of India, New York Branch (“SBI NY”) providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals, to SBI NY, including amounts under the Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBI NY under the Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement.  The Original Letter of Comfort expired in March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011.  Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the Revolver.

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

The Revolver expires on March 21, 2012. We are currently negotiating with the lenders under such facility with respect to an agreement providing for an extension of the term of such facility and for an increase of the credit limit to accommodate our business requirements.  Prior to the expiration of our current revolving credit facility in March 2012, we will need to obtain an extension of the term of the current facility from our lenders or obtain a replacement revolving credit facility permitting borrowings of up to at least $6,500.  If we are unable to obtain such an extension or replacement credit facility at that time, our operations could be adversely impacted.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our market risks relate primarily to changes in interest rates. Our bank credit facility bears floating interest rates that are tied to LIBOR and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our bank credit facility of approximately $61 (based on outstanding balances at September 30, 2011). We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At September 30, 2011, we had cash and cash equivalents of $4,370, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

In the three months ended September 30, 2011, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings  pending to which we are party or as to which any of our property is subject. Certain of our stockholders, unaffiliated with Jubilant, have, from time to time, threatened to bring an action against Jubilant, its affiliates and the Company, relating to various matters concerning: the Stock Purchase Agreement, dated May 23 2005, executed by Jubilant Pharma Pte. Ltd.( a wholly owned subsidiary of Jubilant) pursuant to which it acquired 75% of our common stock; the Supply Agreement and the Stockholders Agreement, both dated June 30, 2005, that were entered into in connection with the closing of the transactions contemplated by such Stock Purchase Agreement; and the conduct of our business. The most recent of such threats was received by us in October 2011. To date no such litigation has been commenced, and other than such threatened litigation, no proceedings are known to us to be threatened or contemplated against us. There can be no assurance however, that litigation will not result from the recently received threats from minority stockholders.

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

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : November 7, 2011	CADISTA HOLDINGS INC.

	By :	/s/ Scott Delaney
Scott Delaney
Chief Executive Officer

	By :	/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.