Form 10-Q
period 2011-12-31
Cadista Holdings Inc.
filed 2012-02-14
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes      ☒          No     ☐

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

Yes      ☐          No     ☒

As of February 13, 2012 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	December 31,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,574	$759
Accounts receivable	16,624	10,365
Due from related parties	10,259	200
Inventories	12,297	7,828
Prepaid expenses and other current assets	9,995	538
Deferred tax assets (current)	3,885	1,776
Total current assets	$54,634	$21,466

Restricted cash	$35	$35
Deferred tax assets (non-current)	-	2,082
Property, plant and equipment, net	14,334	12,596
Intangible assets, net	162	179
Total assets	$69,165	$36,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,587	$4,853
Current portion of long-term debt	-	1,992
Accounts payable	1,574	1,840
Due to related parties	2,987	2,876
Deferred revenue	249	249
Other current liabilities	13,875	1,466
Dividend payable	66	66
Total current liabilities	$23,338	$13,342
Deferred tax liabilities(non-current)	95	—
Total liabilities	$23,433	$13,342
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	$118	$118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of December 31, 2011 and March 31, 2011
Additional paid-in capital	38,755	38,755
Accumulated surplus / (deficit)	6,859	(15,857)
Total stockholders’ equity	$45,732	$23,016
Total liabilities and stockholders’ equity	$69,165	$36,358

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Nine months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010

Net revenues	$64,644	$30,379	$22,326	$11,576
Cost of revenues	25,651	20,177	9,082	7,413
Gross profit	38,993	10,202	13,244	4,163

Operating costs and expenses:
Research and development expenses	-	360	-	137
Selling, general and administration	3,413	2,601	1,128	946
Depreciation and amortization	1,141	991	398	342

Total operating costs and expenses	4,554	3,952	1,526	1,425

Operating income	34,439	6,250	11,718	2,738
Other (expense), income net	(57)	(176)	26	(68)
Income before income taxes	34,382	6,074	11,744	2,670
Income taxes	11,666	1	3,039	-
Net income	$22,716	$6,073	$8,705	$2,670

Comprehensive income	$22,716	$6,073	$8,705	$2,670

Net income per common share
Basic	$0.19	$0.05	$0.07	$0.02
Diluted	$0.19	$0.05	$0.07	$0.02

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$22,716	$6,073
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,141	991
Amortization of debt initiation cost	8	12
Income taxes	11,666	1
Provision for bad debts	119	97
Fair value of machinery received free of cost	-	720
Changes in operating assets and liabilities, net
(Increase)/decrease in accounts receivable	(6,378)	(2,876)
Decrease in unbilled revenue	-	63
(Increase)/decrease in inventories	(4,469)	(1,870)
Increase/(decrease) in dues to/from related parties	103	(862)
Increase/(decrease) in accounts payable and other current liabilities	625	(1,615)
(Increase)/decrease in prepaid expenses and other current assets	(9,440)	106
Net cash provided by operating activities	$16,091	$840

Cash flows from investing activities:
Purchase of property, plant and equipment	$(3,010)	$(1,282)
Short term loan to related party	(10,000)	-

Net cash (used in) investing activities	$(13,010)	$(1,282)

Cash flows from financing activities:

(Repayment) / proceeds from short term borrowings, net	$(266)	$3,451
(Repayment) of long term debt	(2,000)	(2,000)

Net cash provided by (used in) financing activities	$(2,266)	$1,451

Net change in cash and cash equivalents	$815	$1,009

Cash and cash equivalents (including restricted cash)
Beginning of the period	$794	$302
End of the period	$1,609	$1,311

Supplementary cash flow information
Cash paid during the period for interest	$121	$273
Cash paid during the period for tax	$9,603	$1

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

In June 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the Codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two, separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for the Company for fiscal years and interim periods within those years, beginning after December 15, 2011.

In December 2010, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts imposed an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  The liability for the fees will be based upon the gross receipts from the sale of branded prescription drugs to any specified government program or in accordance with coverage under any government program should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is classified as an operating expense in the income statement. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective.

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

The table below reflects basic and diluted net income per share for the:

	Nine months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Net income available for common shareholders (basic and dilutive)	$22,716	$6,073	$8,705	$2,670

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.19	$0.05	$0.07	$0.02
Diluted	$0.19	$0.05	$0.07	$0.02

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of December 31, 2011 and 2010 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of December 31, 2011, we had a loan outstanding in the principal amount of $10,000, that we extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of our common stock. The loan was funded pursuant to a loan agreement that we entered into on November 23, 2011 (the “HSL Loan Agreement”). Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the HSL Loan Agreement. By its nature, such loan involves risk including credit risk of non-performance by HSL Holdings and Jubilant Holdings. If HSL Holdings and Jubilant Holdings were to not perform their obligations under the HSL Loan Agreement, the Company could lose some or all of its investment. In management’s opinion, as of December 31, 2011, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the nine months ended December 31, 2011, two customers had a 30% and 13% share in net product sales, respectively, and for the nine months ended December 31, 2010 four customers had 22%, 17%, 12% and 11% shares, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. For three months ended December 31, 2011, two customers had a 21% and 20% share in total net product sales, respectively, and for the three months ended December 31, 2010 four customers had 22%, 18%, 13% and 11% shares, respectively, in total net product sales; no other customer individually accounted for more than 10% of total net product sale during these periods. As of December 31, 2011, three customers had 26%, 16% and 16% shares, respectively, and as of December 31, 2010 three customers had 27%, 23% and 10% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the nine months ended December 31, 2011, three products collectively accounted for approximately 84% of net product sales and for the nine months ended December 31, 2010, four products collectively accounted for approximately 87% of net product sales. For the three months ended December 31, 2011, two products collectively accounted for approximately 75% of net product sales and for the three months ended December 31, 2010 four products collectively accounted for approximately 87% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of December 31, 2011	As of March 31, 2011
Cash in hand	$-	$1
Balances with banks in current accounts	981	700
Balances with banks in money market funds*	628	93
	$1,609	$794

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250 (March 2011:$ 250).

*As of December 31, 2011 and March 31 2011, cash equivalents include restricted cash of $35 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of December 31, 2011 and 2010 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates,discounts, and shelf stock (i.e. price protection) adjustments..

The activity in the allowance for doubtful accounts receivable is given below:

	Nine months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Balance at the beginning of the period	$58	$122	$177	$122
Charges to revenues and costs	119	97	-	97
Doubtful accounts written-off	(44)	-	(44)	-
Balance at the end of the period	$133	$219	$133	$219

5	INVENTORIES

Inventories consist of the following amounts:

	December 31,	March 31,
	2011	2011
Raw materials	$6,772	$4,541
Work in progress	2,556	1,781
Finished goods	3,064	1,537
Stores and spares	61	66
	12,453	7,925
Provision for slow moving / obsolete inventory	(156)	(97)
	$12,297	$7,828

The activity in the allowance for slow moving/obsolete inventory is given below.

	Nine months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Balance at the beginning of the period	$97	$104	$156	$216
Charges to revenues and costs	110	119	-	7
Inventory written-off	(51)	-	-	-
Balance at the end of the period	$156	$223	$156	$223

6	BORROWINGS

	December 31,	March 31,
	2011	2011
Long term borrowings	$-	$-
Current portion of long term debt	-	1,992
Short term borrowings	4,587	4,853
Balance at the end of the period	$4,587	$6,845

The Company has a term loan and revolving credit facility provided pursuant to a Credit Agreement (as amended, the “SBNY Credit Agreement”) with State Bank of India, New York Branch (“SBNY”) and Bank of Baroda entered into in September 2006, which agreement has since been amended. The terms of the loan arrangement contain certain restrictive covenants, and covenants relating to certain financial ratios. The term loan was completely paid off in October 2011 with the payment of last installment of $1,000. Term loans under the SBNY Credit Agreement bore interest at the rate of six month LIBOR plus 1.65% and were secured by all other assets of Jubilant Cadista Pharmaceuticals Inc. not securing the “Revolver” (as defined below).

Jubilant Cadista Pharmaceuticals Inc. obtained a Revolving Credit Facility (“the “SBNY Revolver”) from SBNY to meet its working capital requirements. The original maturities of these loans are less than one year and the loans bear interest at the rate of six months LIBOR plus 2.75%. As of December 31, 2011 and March 31, 2011 the outstanding short term loans aggregate to $4,587 and $4,853 respectively. The SBNY Revolver is secured by all of Jubilant Cadista Pharmaceuticals Inc.’s goods and inventory, accounts receivable, contract rights and current assets. The SBNY Revolver is guaranteed by Cadista Holdings Inc. Jubilant Pharma Pte Ltd (who had been the direct beneficial owner of over 50% of our outstanding common stock) had pledged its stock of Cadista Holdings Inc. to secure Jubilant Cadista Pharmaceuticals Inc.’s obligations under the Credit Agreement, and Generic Pharmaceuticals Holdings Inc. (an indirect majority-owned subsidiary of Jubilant Pharma Pte. Ltd. and an indirect wholly-owned subsidiary of Jubilant Life Sciences Limited (“Jubilant”), to whom such shares were transferred on September 30, 2011 has agreed to continue such pledge. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Jubilant Cadista Pharmaceuticals Inc. held by Cadista Holdings Inc. In connection with the amendment of the Credit Agreement in February 2010 which increased the maximum amount under the SBNY Revolver from $3,000 to $6,500 from State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant (the indirect beneficial owner of over 82% of our common stock) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Jubilant Cadista Pharmaceuticals Inc., to SBI NY, including amounts under the SBNY Revolver, remain outstanding; and (ii) SBI CAG‘s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Jubilant Cadista Pharmaceuticals Inc., for up to $3,500 principal amount of loans funded by SBI NY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the SBNY Revolver. The terms of the SBNY Revolver contain certain restrictive covenants, mainly the requirements to maintain certain financial ratios and distribution of dividends. The unused SBNY Revolver as of December 31, 2011 and March 31, 2011 aggregates to $1,913 and $147 respectively.

In February 2012 the SBNY Revolver was amended, to, among other things, extend the expiration date from March to November 2012. See Note 10 “Subsequent Events.”

In February 2012 we also entered into an additional credit facility with ICICI Bank Limited, New York Branch. See Note 10 “Subsequent Events.”

The details of average loan outstanding, average interest expense and weighted average rate of interest are as follows:

Nine months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)	Average interest rate during the period
Dec 31, 2011	$4,736	$116	3.25%
Dec 31, 2010	$5,662	$169	3.97%

Three months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)	Average interest rate during the period
Dec 31, 2011	$4,163	$34	3.29%
Dec 31, 2010	$6,276	$30	1.92%

The interest rate as of December 31, 2011 was 3.27% as compared to 3.22% as of December 31, 2010.

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.” As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 33.93% for the year ending March 31, 2012, as compared to 12.82% for the year ended March 31, 2011. The increase in effective tax rate is on account of the significant increase in current federal and state taxes due to projected taxable income for the year which is partly offset by utilization of prior year losses. The Company regularly assesses the future realization of deferred taxes and whether the valuation allowance against certain deferred tax assets is still warranted. The Company considers it reasonably possible that all of the valuation allowance could be adjusted within the current fiscal year. For the nine months ended December 31, 2011, the Company has recognized a tax expense of $11,666, comprised of $11,599 of current tax and $67 of deferred tax expense; compared to $1 for the comparable period of 2010. For the three months ended December 31, 2011 the Company recognized a tax expense of $3,039, comprised of $3,326 of current tax and $287 of deferred tax income compared to zero tax expense for the comparable period of 2010. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of December 31, 2011 the Company owes $681 towards federal taxes and $78 towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed return on a stand-alone basis. During the quarter ended December 31, 2011 the Company paid $3,280 to Jubilant Holdings under the Tax Sharing Agreement.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the nine months and three months ended December 31, 2011, other than the change in the balance of accumulated surplus / (deficit) due to the net income earned during the period.

10	SUBSEQUENT EVENTS

On February 2, 2012 Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) entered into a credit facility agreement (the “ICICI Bank Credit Facility Agreement”) with ICICI Bank Limited, New York Branch (“ICICI Bank NY”), providing for borrowings and other credit accommodations of up to $8,500 (the “Maximum Amount”). The ICICI Bank Credit Facility Agreement contemplates that ICICI Bank NY may extend the following loans and credit accommodations to Cadista Pharmaceuticals to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans (“ICICI Bank Revolving Loans;” and the credit facility pursuant to which such loans are issued, the “ICICI Bank Revolving Loan Credit Facility”); the issuance of letters of credit for Cadista Pharmaceuticals account (the “ICICI Bank Letters of Credit Facility”); and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices (the “ICICI Bank Bill Discounting Facility”). The ICICI Bank Credit Facility Agreement has a term that expires on the first anniversary of the agreement.

ICICI Bank Revolving Loans are extended and required to be repaid so that the ICICI Bank Revolving Loans, together with the amounts drawn under or due and owing under the ICICI Banks Letters of Credit Facility and the ICICI Bank Bill Discounting Facility, do not exceed a specified percentage of the sum of (i) accounts receivable satisfying certain criteria and subject to certain adjustments and (ii) inventory created and used in Cadista Pharmaceutical’s ordinary course of business. The ICICI Bank Letters of Credit Facility provides for the issuance of letters of credit, with durations ending prior to the first anniversary of the ICICI Bank Credit Facility Agreement. The ICICI Bank Bill Discounting Facility provides for advances, based upon invoices issued to specified customers, subject to a sublimit per customer of $4,000 in the aggregate. The aggregate amount of loans and credit accommodations that are provided under the three facilities is capped at the Maximum Amount.

If not otherwise payable before, all amounts under all three facilities are due on the expiration date of the ICICI Bank Credit Facility Agreement. The ICICI Bank Revolving Loans may be payable earlier on demand. Cadista Pharmaceuticals is required to promptly reimburse ICICI Bank NY for all amounts drawn under the letters of credit, which reimbursement may be in the form of an ICICI Bank Revolving Loan to the extent Cadista Pharmaceuticals is able to borrow such amount under the ICICI Bank Revolving Loan Credit Facility at that time. Advances under the ICICI Bank NY’s Bill Discounting Facility are payable 120 days after the advance (or if earlier, upon the demand for repayment of the ICICI Bank Revolving Loans).

Interest on outstanding amounts of ICICI Bank Revolving Loans accrues at a rate equal to the three month LIBOR rate plus three and three-fourths percent (3.75%) per annum. Interest on the outstanding amount of advances under the ICICI Bank Bill Discounting Facility accrues at a rate equal to the three month LIBOR rate plus three (3%) per annum. Interest on both facilities is payable monthly.

The ICICI Bank Credit Facility Agreement requires Cadista Pharmaceuticals to maintain as of March 31 and September 30 of each fiscal year: (i) an asset coverage ratio equal to the “Bank’s Pro Rata Share of Borrower’s Assets” (as defined in the ICICI Bank Credit Facility Agreement) divided by the amounts then outstanding under the ICICI Bank Credit Facility Agreement (and the other credit documents executed in connection therewith) of not less than 1.40; and (ii) a ratio of its outstanding long-term debt, plus outstanding amounts of working capital or short term debt of Cadista Pharmaceuticals, divided by “EBITDA” (i.e. earnings before interest, taxes, depreciation, and amortization) of no more than 3.00. For purposes of the ICICI Bank NY Credit Facility Agreement: the “Bank’s Pro Rata Share of Borrower’s Assets” is equal to the product of: (x) 8.5 divided by 15 (which is the proportion that the Maximum Amount bears to the combined maximum amounts that may be borrowed or credit accommodations provided under the SBNY Revolver and the ICICI Bank Credit Facility Agreement), and (y) Cadista Pharmaceutical’s current assets. If Cadista Pharmaceutical’s financial statements reflect negative EBITDA for any six (6) month period, it may be required to fund a reserve account with ICICI Bank in an amount equal to six (6) months of interest payable on the principal amount outstanding under the ICICI Bank Credit Facility Agreement for the prior six (6) month period.

The ICICI Bank Credit Facility Agreement contains various covenants, including: covenants restricting changes in control (including that Jubilant Life Sciences Limited maintain at least a 51% equity interest in Cadista Pharmaceuticals ); upon ICICI Bank NY’s request, requiring Cadista Pharmaceuticals to obtain a credit rating with respect to itself or the loan transactions; covenants restricting the repayment of affiliate indebtedness; and other restrictions similar to those contained in the SBNY Credit Agreement. All indebtedness of Cadista Pharmaceuticals to Cadista is subordinated to Cadista Pharmaceutical’s obligations to ICICI Bank NY.

The ICICI Bank NY Credit Facility is secured by Cadista Pharmaceutical’s goods, inventory, accounts receivable, contract rights and current assets. ICICI Bank NY’s security interest ranks pari passu with the security interest of SBNY in the same assets.

On February 2, 2012 Cadista Pharmaceuticals also entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to ICICI Bank NY’s security interest in those items of collateral in which both ICICI Bank NY and SBNY will have a security interest; (ii) the extension of the expiration date of the revolving credit facility from March 21, 2012 to November 18, 2012; (iii) establishing a $1,000 sub-limit for the issuance of letters of credit under the revolving credit facility; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating.

Neither the entering into the ICICI Bank Credit Facility Agreement nor the entering into the amendment to the SBNY credit agreement on February 2, 2012, and any documents related to those agreements, has any impact on our financial statements for the period ended December 31, 2011 and our financial results and condition as of and during the period ended December 31, 2011.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the nine months ended December 31, 2011 and December 31, 2010, approximately 95% and 99% of our product sales revenue, respectively, were derived from products sold under our own product label. For the three months ended December 31, 2011 and December 31, 2010 approximately 90% and 100% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. These drug development services represented approximately 0% and 2% of our total revenue in each of the nine months ended December 31, 2011 and December 31, 2010, respectively. For the three months ended December 31, 2011 and December 31, 2010 these drug development services also represented 0% and 3% of our total revenue, respectively.

We filed our first ANDA with the FDA in May, 1996, and through December 31, 2011 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. During our fiscal year ending March 31, 2011, we received two product approvals for Meclizine hydrochloride and Cetirizine hydrochloride tablets, which were both approved in June, 2010. We did not receive any new product approvals in the nine months ended December 31, 2011. Our marketing efforts relating to existing products have led to an increase in our revenues. For the three months ended December 31, 2011, we reported net revenue of $22,326 representing an increase of 93% as compared to the three months ended December 31, 2010 and for the nine months ended December 31, 2011 we reported net revenue of $64,644 representing an increase of 113% as compared to the nine months ended December 31, 2010.

As of December 31, 2011, we marketed 10 products owned by us, all of which are prescription generic pharmaceutical products, and had a pipeline that included five new products, four of which are currently subject to ANDAs under review by the FDA and one of which is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review. We also marketed one product under the 2011 Master Supply Agreement with Jubilant, which is described below.

On May 27, 2011 we entered into a Master Supply Agreement (the “2011 Master Supply Agreement”) with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product, Donepezil Hydrochloride Tablets (in 5mg and 10mg dosages), which is the generic equivalent of Aricept®, Risperidone ODT (in 0.5mg, 1mg, 2mg, 3mg and 4mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and Pantoprazole Sodium DR Tablets (in 20mg and 40mg dosages), which is the generic equivalent of Protonix®. The Toll Manufactured Product, Donepezil Hydrochloride Tablets and Pantoprazole Sodium DR Tablets have been approved by the FDA. The ANDAs for Risperidone ODT is currently under review by the FDA. Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved. We may, pursuant to the 2011 Master Supply Agreement, acquire marketing rights to other products that have been, or that may be, developed by Jubilant if the parties mutually agree to supplement such agreement; however, there can be no assurance that any such agreement regarding additional products will be reached. Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product. We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement. The 2011 Master Supply Agreement contemplates that quarterly adjustments will be made for overpayments or underpayments based upon our actual net sales proceeds for the quarterly period. We are restricted from marketing or selling any product that competes with a product that we are marketing pursuant to this agreement and Jubilant is restricted from supplying any other party with these products in the United States. Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement. For the nine months ended December 31, 2011 revenue from sale of such products is $142 and for three months ended December 31, 2011 revenue from sale of such products is $95. See Item 7. “Certain Relationships and Related Party Transactions” of the Form 10 Registration Statement for a more detailed description of the 2011 Master Supply Agreement.

On May 27, 2011, we entered into a Toll Manufacturing Conversion Agreement (the "Toll Manufacturing Agreement") with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis. Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant. We are compensated on a fixed unit price of the Toll Manufacturing Product supplied to Jubilant under the Toll Manufacturing Agreement. Commencing at the end of the 2011 calendar year, the price for our toll manufacturing services will be adjusted on an annual basis as mutually agreed by the parties. In addition, if our manufacturing costs increase, then we may request an increase in price at any time after the first anniversary of the effective date of such Agreement. In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Toll Manufacturing Agreement on 18 months’ notice to the other party, and the current price will stay in effect for such 18 month period. There is no assurance that the parties will be able to reach agreement on any such price adjustment, and accordingly, there can be no assurance that the Toll Manufacturing Agreement will not be terminated as early as 18 months after the commencement of the calendar year 2012. We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products. However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added. During the nine months ended December 31, 2011 no revenue was generated from the activities contemplated in the agreement. See Item 7- “Certain Relationships and Related Party Transactions” of the Form 10 Registration Statement for a more detailed description of the Toll Manufacturing Agreement.”

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

Results of Operations

	Nine months ended December 31
	2011	2010	Change
	$000’s	$000’s	$000’s	Percent
Revenues	64,644	30,379	34,265	113%
Costs of revenues (exclusive of depreciation and amortization)	25,651	20,177	5,474	27%
Research and development expense (exclusive of depreciation and amortization)	-	360	(360)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	3,413	2,601	812	31%
Depreciation and amortization	1,141	991	150	15%
Income from operations	34,439	6,250	28,189	451%
Other Income ( expense), net	(57)	(176)	119	68%
Income before income tax	34,382	6,074	28,308	466%
Income tax /expense	11,666	1	11,665	1,166,500%
Net income	22,716	6,073	16,643	274%

	Three months ended December 31
	2011	2010	Change
	$000’s	$000’s	$000’s	Percent
Revenues	22,326	11,576	10,750	93%
Costs of revenues (exclusive of depreciation and amortization)	9,082	7,413	1,669	23%
Research and development expense (exclusive of depreciation and amortization)	-	137	(137)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,128	946	182	19%
Depreciation and amortization	398	342	56	16%
Income from operations	11,718	2,738	8,980	328%
Other Income (expense) , net	26	(68)	94	138%
Income before income tax	11,744	2,670	9,074	340%
Income tax /expense	3,039	-	3,039	-%
Net income	8,705	2,670	6,035	226%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. These drug services contributed $Nil and $720 of our revenue for the nine months ended December 31, 2011 and 2010, respectively, and $Nil and $347 of our revenue for the three months ended December 31, 2011 and 2010, respectively.

Revenues for the nine months ended December 31, 2011 increased 113% or $34,265 to $64,644 compared to revenues of $30,379 from the corresponding period of 2010. The increase in revenues is mainly attributable to: i) increase in sales of Methylprednisolone (ii) the full impact in the period ended December 31, 2011 of our marketing of Meclizine Hydrochloride, which we launched in June 2010, and which, therefore, only had a partial impact on our revenues for nine months ended December 31, 2010; and (iii) small increase in sales of Oxcarbezipine and Lamotrigine.

Revenues for the three months ended December 31, 2011 increased by 93% or $10,750 to $22,326 compared to revenues of $11,576 from the corresponding period of 2010. The increase in revenues is mainly attributable to increase in sales of Methylprednisolone and small increase in sales of Lamotrigine and Oxcarbazepine.

Total revenues of our top selling products were as follows:

	Nine months ended		Three months ended
	December 31		December 31
	2011	2010	2011	2010
Product	$000’s	$000’s	$000’s	$000’s
Methylprednisolone tablets	37,251	7,173	13,375	2,402
Meclizine	10,277	7,841	3,380	3,447
Terazosin capsules	6,476	7,547	2,170	2,770
Cyclobenzaprine tablets	3,236	3,371	1,020	1,168
Other product revenues	7,404	3,727	2,381	1,442
Net product sales	64,644	29,659	22,326	11,229
Other revenues	-	720	-	347
Total revenues	64,644	30,379	22,326	11,576

During the nine month period ended December 31, 2011, our top four products (Meclizine, Terazosin, Methylprednisolone, and Cyclobenzaprine) accounted for approximately 89% of our total net product sales and approximately 68% of our total consolidated gross margins for such nine month period. During the three month period ended December 31, 2011 our top four products accounted for approximately 89% of the total net product sales and approximately 67% of our total consolidated gross margins for such three month period.

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

We launched Terazosin capsules in 2006. We sell Terazosin capsules, which are the generic equivalent of Hytrin®, in four strengths, 1 mg, 2 mg, 5 mg, and 10 mg and three pack sizes for each strength. During each of the nine month periods ended December 31, 2011 and 2010, there were at least four competitors supplying this generic product in the U.S. market. The level of competition with respect to Terazosin negatively affects our gross margins from sales of this product, which decreased in the nine month period and the three month period ended December 31, 2011 as compared to the sales in the nine month period and the three month period ended December 31,2010, respectively. Although we are not currently aware of new competitors who have commenced distributing this generic produce in the United States since the end of the first nine months of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in the market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the nine month period ended December 31, 2011 and 2010, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the nine months ended December 31, 2011, we realized higher prices during the nine month period ended December 31, 2011 with respect to sales of finished Methylprednisolone products, as compared to the comparable period of 2010. These higher prices resulted in higher gross margins on these products for the three month period and nine month period ended December 31,2011, as compared to the comparable periods of 2010. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Cyclobenzaprine tablets in 2006. We sell Cyclobenzaprine tablets, which are the generic version of Flexiril®, in two strengths, 5 mg and 10 mg and two pack sizes for each strength. We believe that there were at least seven competitors supplying this generic product during each of the nine month periods ended December 31, 2011 and December 31, 2010. Cyclobenzaprine tablets are our highest volume product measured in units sold. However, given that there are at least seven competitors supplying this generic product, our pricing and gross margin for Cyclobenzaprine tablets remain under considerable pressure. Although we are not currently aware of new competitors who have commenced distributing this generic product in the United States since the end of the third quarter of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues, in addition to sales from our top four products, during the nine months ended December 31, 2011 consisted of sales of Lamotrigine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets and Donepezil tablets. We commenced selling Donepezil tablets in the second quarter of our 2012 fiscal year pursuant to the 2011 Master Supply Agreement. Our revenues from sales of these other products increased during the nine month period and three month period ended December 31, 2011 compared to the corresponding periods of 2010. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

Gross Revenues to Total Revenue Deductions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting periods. The Company’s most significant estimates relate to the determination of sales reserves, sales return and allowances for accounts receivables and accrued liabilities, determination of useful lives for property, plant and equipment and intangible assets, and other long lived assets for impairment and realisability of deferred tax assets. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates.

Revenue from sale of goods is recognized when significant risks and rewards in respect of ownership of the products are transferred to the customer and when the following criteria are met:

▪	Persuasive evidence of an arrangement exists;
▪	The price to the buyer is fixed and determinable; and
▪	Collectability of the sales price is reasonably assured.

As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances, including shelf stock adjustments.These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments, other than for shelf stock adjustments, have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. Historically, until the quarter ended September 30, 2011, the Company did not experience any material shelf stock adjustments (i.;e. credits issued to a customer, in accordance with specific terms agreed to with the customer, to reflect price reductions and based upon the amount of the product the customer has in its inventory). Accordingly, the Company did not create any reserve for the shelf stock adjustments. As a result of the Company’s currently selling certain products where the company expects increased competition resulting in lower prices,the Company has assessed that there is a greater chance that it will experience shelf stock adjustments than it has in the past and has established a reserve for these adjustments, which is referred to as the “Price Protection Reserve.”

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

Our gross revenues for the nine month and three month periods ended December 31, 2011 and December 31, 2010, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Nine months ended		Three months ended
	December 31		December 31
	2011	2010	2011	2010
Description	$000’s	$000’s	$000’s	$000’s
Gross revenues	85,962	42,154	28,768	16,302
Chargebacks	9,804	9,227	1,975	3,848
Rebates, fees, incentives and cash discounts	8,089	2,438	2,714	1,030
Medicaid	1,221	602	395	57
Returns	969	228	123	138
Price protection reserve	1,235	-	1,235	-
Net product sales	64,644	29,659	22,326	11,229
Net to Gross %	75.2%	70.3%	77.6%	68.9%

The following tables summarize the roll forward for the nine months and three months periods ended December 31, 2011 and December 31, 2010 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the nine months ended December 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	9,804	-	10,050	1,431
Rebates and incentive programs	1,199	7,721	-	3,298	5,622
Returns	457	1,038	(69)	315	1,111
Cash discounts and other	254	1,589	-	1,426	417
Price protection reserve	-	1,235	-	-	1,235
Total	3,587	21,387	(69)	15,089	9,816

	For the nine months ended December 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	843	9,283	(56)	8,589	1,481
Rebates and incentive programs	809	2,238	-	983	2,064
Returns	123	228	-	82	269
Cash discounts and other	93	802	-	684	211
Price protection reserve		-	-	-
Total	1,868	12,551	(56)	10,338	4,025

	For the three months ended December 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	3,046	1,975	-	3,590	1,431
Rebates and incentive programs	4,460	2,534	-	1,372	5,622
Returns	1,098	123	-	110	1,111
Cash discounts and other	518	575	-	676	417
Price protection reserve	-	1,235	-	-	1,235
Total	9,122	6,442	-	5,748	9,816

	For the three months ended December 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,652	3,848	-	4,019	1,481
Rebates and incentive programs	1,744	787	-	467	2,064
Returns	139	138	-	8	269
Cash discounts and other	196	300	-	285	211
Price protection reserve
Total	3,731	5,073	-	4,779	4,025

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

Cost of revenues increased 27% or $5,474 to $25,651 in the nine months ended December 31, 2011 compared to $20,177 for the comparable period of 2010. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the nine months ended December 31, 2011, decreased 26% from the nine months ended December 31, 2010, decreasing from 66% in the nine months ended December 31, 2010 to 40% in the nine months ended December 31, 2011. The majority of such 26% decrease was attributable to higher gross margins on Methylprednisolone 4mg tablets dose packs after re - launch of such product, partially reduced by an increase in the cost of revenue of Meclizine.

Cost of revenues increased 23% or $1,669 to $9,082 in the three months ended December 31, 2011 compared to $7,413 for the comparable period of 2010. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues decreased 23% from the three months ended December 31, 2010, decreasing from 64% in the three months ended December 31, 2010 to 41% in the three month ended December 31, 2011. The majority of such 23% decrease was attributable to higher gross margin on Methylprednisolone tablets 4mg tablets dose packs after re - launch of such product.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 31% or $812 to $3,413 for nine months ended December 31, 2011 compared to $2,601 in the corresponding period of 2010. The increase in expense was the result of increases of $222 in payroll and benefits, $23 in provision for doubtful debts, $75 in bank charges and remainder in other administrative expenses. We became a public reporting company in August 2011, pursuant to a Registration Statement on Form 10 that we initially filed with the SEC on June 1, 2011 and that was subsequently amended in July and in August of 2011. A material portion of the increase in SG&A in the first half of our 2012 fiscal year as compared to the first half of our 2011 fiscal year is attributable to professional fees and other costs and expenses that we incurred in connection with this registration and becoming a public reporting company. As a public reporting company, we anticipate incurring a significant increase in general and administrative expenses as we operate as a public company compared to comparable periods when we were not a public company. These increases will likely include increased costs for insurance, costs related to hiring of additional personnel and payment to outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

SG&A expenses increased 19% or $182 to $1,128 for three months ended December 31, 2011 compared to $946 in the corresponding period of 2010. The increase in expense was the result of increases of $103 in payroll and benefits, $43 in bank charges, and remainder in professional and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 15% or $150 to $1,141 for the nine months ended December 31, 2011 compared to $991 in the corresponding period of 2010. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Depreciation and amortization increased 17% or $56 to $398 for the three months ended December 31, 2011 compared to $342 in the corresponding period of 2010. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year and our previous quarter on which we claim depreciation in the current period.

Other (expense), income net

Other (expense), income net consists of interest and other finance costs, offset against interest income.

Other income, net increased 68% or $119 to ($57) for the nine month period ended December 31, 2011 compared to ($176) in the corresponding period of 2010. This increase was primarily the result of decrease in effective interest rates and payment of installments of the term loan under our SBNY credit facility, and increase in interest income on a $10,000 loan (“HSL Loan”) given to our affiliate company. HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011. The HSL Loan bears interest at a rate equal to five percent (5%) per annum.

Other income, net increased 138% or $94 to $26 for the three month period ended December 31, 2011 compared to ($68) in the corresponding period of 2010. This increase was primarily the result of decrease in effective interest rates and payment of installments of the term loan under our SBNY credit facility, and increase in interest income on the HSL Loan.

Income Tax Expense

The income tax expense increased by $11,665 to $11,666 for the nine month period ended December 31, 2011 compared to $1 in the corresponding period of 2010, and for the three month period ended December 31, 2011 the tax expense increased by $3,039 as compared to $Nil in the corresponding period of 2010. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during the three months and nine months ended December 31, 2011 as compared to profits for the corresponding period of last year, the expense recognized out of deferred taxes in the period increased.

During the quarter ended December 31, 2011, we entered into a tax sharing agreement with Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), with an effective date of October 1, 2011 (the “Tax Sharing Agreement”). The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns.

As of December 31, 2011, the company owes $681 towards federal taxes and $78 towards state taxes to Jubilant Holdings. under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings. equal to the taxes that the Company would pay (or receive) if it filed a return on a stand-alone basis. During the quarter ended December 31, 2011 the Company paid $3,280 to Jubilant Holdings under the Tax Sharing Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facility with State Bank of India, New York Branch (“SBNY”). As of December 31, 2011, we had $4,587 of outstanding borrowings under our bank credit facility with SBNY. As of December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $35) of $1,574 and $1,913 in availability under our revolving credit facility with SBNY. On February 2, 2012 we entered into an additional credit facility (the “ICICI Bank Credit Facility”) with ICICI Bank Limited, New York Branch (“ICICI Bank NY”), permitting borrowings and other credit accommodations of up to $8,500.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching six products that are represented by two ANDAs that have been approved and the four ANDAs that are pending approval by the FDA as of December 31, 2011; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; and successfully identifying and sourcing other new product opportunities.

Our existing $6,500 revolving credit facility with SBNY expires on November 18, 2012. Although the ICICI Bank Credit Facility that we entered into on February 2, 2012, permitting borrowings and other credit accommodations of up to $8,500, should provide an additional source of liquidity, our failure to extend our SBNY credit facility after it expires in November could adversely affect our operations. Jubilant has arranged for a Letter of Comfort to be issued by its lender under its credit facility to SBNY, which Letter of Comfort expires no later than March 31, 2012. There can be no assurance that Jubilant will not cause such Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Letter of Comfort. Such cancellation of the current Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the current Letter of Comfort, could negatively impact our credit facilities under our SBNY Credit Agreement, including a reduction in the maximum amount of permitted revolving loans. Although the ICICI Bank Credit Facility should provide an additional source of liquidity, any such reduction or other negative impact could adversely impact our operations, See - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Facility” below for a more detailed description of our current credit facility.

Based on our existing business plan, we believe our existing sources of liquidity as of December 31, 2011 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers, our inability to extend or replace our current credit facility with SBNY when it expires in November 2012, the withdrawal of the current Letter of Comfort, issued in connection with our credit facility with SBNY, prior to its scheduled expiration or the failure of a substitute Letter of Comfort to be issued upon the expiration of the current Letter of Comfort.

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

Cash Flows

On December 31, 2011, cash and cash equivalents (excluding restricted cash $35) on hand totaled $1,574, working capital (excluding cash and cash equivalents) totaled $29,723 and our current ratio (current assets to current liabilities) was approximately 2.34 to 1. Our working capital as of December 31, 2011 increased approximately $22,358 to $29,723 compared to our working capital as of March 31, 2011 (which was $7,365) primarily because of an increase of accounts receivable and inventories offset by increase in accounts payable and other current liabilities.

The following tables summarize our cash flows from (used in) operating, investing and financing activities for the nine months ended December 31, 2011 and December 31, 2010.

	For the nine months ended December 31, (in thousands)
	2011	2010
Net cash (used in) provided by:
Operating activities	$16,091	$840
Investing activities	$(13,010)	$(1,282)
Financing activities	$(2,266)	$1,451
Net increase (decrease) in cash and cash equivalents	$815	$1,009

Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $16,091 for the nine month period ended December 31, 2011, compared to $840 for the comparable period of 2010. This net increase in cash in the nine months period of our 2012 fiscal year compared to the corresponding period of our 2011 fiscal year was primarily due to an increase in income from operations of $35,650 after adjustments of noncash items amounting to $12,934 offset by a decrease in cash due to an acquisition of inventory, which resulted in a net cash use of $4,469 to meet future sales demands and launch new products. Accounts receivable in the nine month period of our 2012 fiscal year increased over the comparable period of the prior year as a result of higher sales causing a $6,378 use of cash. These cash outflows in the nine months period of our 2012 fiscal year compared to the corresponding period of our 2011 fiscal year were partially offset by a $728 increase in accounts payable and other current liabilities, including due to related parties. Other current assets including tax paid in advance increased by $9,440 during the nine month period ended December 31, 2011 as compared to the corresponding period of our 2011 fiscal year.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $13,010 for the nine months ended December 31, 2011, compared to $1,282 for the nine month period ended December 31, 2010. The primary reason for this increase was a greater investment in equipment purchases and facility modification and the HSL Loan, in the amount of $10,000, given to HSL Holdings, an affiliated company, during the first nine month period of our 2012 fiscal year compared to the corresponding period of our 2011 fiscal year. During each of those periods, capital expenditures primarily consisted of the purchase of equipment to replace old equipments and also support increased production at our Salisbury, Maryland facility.

We funded the HSL Loan, on November 25, 2011, pursuant to a loan agreement that we entered into on November 23, 2011 (the “HSL Loan Agreement”). HSL Holdings is a wholly-owned subsidiary of Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of our common stock. The outstanding principal balance of the HSL Loan bears interest at a rate equal to five percent (5%) per annum. Interest is payable semi-annually on the last business day of November and May, commencing May 2012. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of principal of the HSL Loan and on the maturity date of the HSL Loan. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the HSL Loan Agreement. Unless we agree in our sole discretion to an extension of the maturity date of the HSL Loan, at the request of HSL Holdings, the maturity date will be November 30, 2012, at which time the entire outstanding principal amount of the HSL Loan, together with all accrued and unpaid interest, is due and payable. We also have the right to demand payment of all or any portion of the principal amount of the HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the HSL Loan upon 30 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving us at least seven days prior written notice, HSL Holdings has the right to prepay the principal amount of the HSL Loan without premium or penalty. Any principal amount of the HSL Loan that is repaid may not be re borrowed.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. Net cash used in financing activities was $2,266 for the nine months ended December 31, 2011, compared to $1,451 provided for the nine months ended December 31, 2010. This reduction in cash flow from financing activities was due to a reduction of our short term borrowing under our SBNY revolving credit facility. Financing activities during the nine months ended December 31, 2011 consisted of net payment under our “SBNY Revolver” (as defined below under “Bank Facilities”) of $266 and the repayment of $1,992 (gross $2,000 less amortized debt syndication charges of $8) principal amount of “SBNY Term Loans” (as defined below under “Bank Facilities”). Financing activities during the nine months ended December 31, 2010 consisted of net borrowings under our SBNY Revolver of $3,451 and the repayment of $1,988 (gross $2,000 less amortized debt initiation cost of $12) principal amount of SBNY Term Loans.

Bank Faciliies

Cadista Pharmaceuticals has been a party to a Credit Agreement (as amended, the “SBNY Credit Agreement”) with State Bank of India, New York Branch (“SBNY”) and Bank of Baroda entered into in September 2006, and which has subsequently been amended. The facilities under the Credit Agreement initially included a $3,000 Revolving Credit Facility (the “SBNY Revolver”) and initial advances of $8,000 in term loans (“SBNY Term Loans”). Proceeds of SBNY Term Loans were used principally to renovate and expand our facility in Salisbury, Maryland and to purchase equipment for that facility. Proceeds from loans under the SBNY Revolver are used primarily for working capital purposes. Principal on the SBNY Term Loans was payable in eight equal installments of principal every six months commencing 12 months after the weighted average drawdown date, which was April 24, 2007, with the final payment of $1,000 due on October 24, 2011, which has been paid. The SBNY Term Loans bore interest, payable monthly, at a rate of six month LIBOR plus 165 basis points. The original SBNY Credit Agreement was amended in February 2010 to increase the total amount available under the SBNY Revolver to $6,500 and increase the applicable interest rate under the Revolver from six months LIBOR plus 175 basis points to six month LIBOR plus 275 basis points. The SBNY Revolver is payable upon demand, pursuant to the terms of the SBNY Credit Agreement. Interest on the SBNY Revolver is payable monthly. The principal of the SBNY Revolver can be prepaid without penalty or premium. As of December 31, 2011, $4,587 was outstanding on the SBNY Revolver.

The SBNY Revolver is secured by all of Cadista Pharmaceuticals’ goods and inventory, accounts receivable, contract rights and current assets. Term Loans under the SBNY Credit Agreement were secured by all other assets of Cadista Pharmaceuticals not securing the SBNY Revolver. Loans under the SBNY Credit Agreement are guaranteed by Cadista Holdings Inc. Loans under the Credit Agreement were initially guaranteed by Jubilant Pharma Pte. Limited, which guarantee was terminated by mutual agreement in October 2007. Jubilant Pharma Pte Limited had pledged its stock of Cadista Holdings Inc. to secure Cadista Pharmaceuticals’ obligations under the SBNY Credit Agreement, and Generic Pharmaceuticals Holdings Inc.( an indirect majority owned subsidiary of Jubilant Pharma Pte. Ltd. and an indirect wholly-owned subsidiary of Jubilant) to whom such shares were transferred, on September 30, 2011, has agreed to continue such pledge. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In connection with the amendment of the Original SBNY Credit Agreement in February 2010, increasing the maximum amount under the SBNY Revolver from $3,000 to $6,500, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNYproviding for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals, to SBI NY, including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBI NY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the SBNY Credit Agreement. The Original Letter of Comfort expired in March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the SBNY Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the SBNY Revolver.

The Replacement Letter of Comfort was issued pursuant to Jubilant’s credit facility with SBI CAG. The Replacement Letter of Comfort is effective until the earlier of (a) March 31, 2012 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBI NY have been extinguished. However, there can be no assurance that Jubilant will not cause the Replacement Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Replacement Letter of Comfort. Such cancellation of the Replacement Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the Replacement Letter of Comfort, would constitute a default under the SBNY Credit Agreement and could negatively impact our credit facilities under our SBNY Credit Agreement, including a reduction in the maximum amount under the SBNY Revolver or termination of such facility. Any such reduction or other negative impact could cause us to reduce or curtail some or all of our operations, or otherwise negatively affect our results of operations.

The SBNY Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista’s fiscal year. “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year. Cadista Pharmaceuticals was in compliance with these financial covenants at the end of each of its 2010 and 2011 fiscal years.

The SBNY Credit Agreement contains various other covenants, including covenants restricting Cadista Pharmaceuticals’ ability to incur additional indebtedness to banks and other financial institutions, create liens, make certain investments, sell assets, or enter into a merger or acquisition. Cadista Pharmaceuticals is permitted to pay dividends so long as there is no breach of the financial covenants.

On February 2, 2012 Cadista Pharmaceuticals also entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to the security interest of ICICI Bank Limited, New York Branch (“ICICI Bank NY”), which is described below, in those items of collateral in which both ICICI Bank NY and SBNY will have a security interest; (ii) the extension of the expiration date of the revolving credit facility from March 21, 2012 to November 18, 2012; (iii) establishing a $1,000 sub-limit for the issuance of letters of credit under the revolving credit facility; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating.

Our existing $6,500 revolving credit facility with SBNY expires on November 18 , 2012. If we are unable to obtain an extension or replacement of such facility when it expires in November 2012, our operations could be adversely impacted.

On February 2, 2012 Cadista Pharmaceuticals entered into a credit facility agreement (the “ICICI Bank Credit Facility Agreement”) with ICICI Bank NY, providing for borrowings and other credit accommodations of up to $8,500 (the “Maximum Amount”). The ICICI Bank Credit Facility Agreement contemplates that ICICI Bank NY may extend the following loans and credit accommodations to Cadista Pharmaceuticals to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans (“ICICI Bank Revolving Loans;” and the credit facility pursuant to which such loans are issued, the “ICICI Bank Revolving Loan Credit Facility”); the issuance of letters of credit for Cadista Pharmaceuticals account (the “ICICI Bank Letters of Credit Facility”); and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices (the “ICICI Bank Bill Discounting Facility”). The ICICI Bank Credit Facility Agreement has a term that expires on the first anniversary of the agreement.

ICICI Bank Revolving Loans are extended and required to be repaid so that the ICICI Bank Revolving Loans, together with the amounts drawn under or due and owing under the ICICI Banks Letters of Credit Facility and the ICICI Bank Bill Discounting Facility, do not exceed a specified percentage of the sum of (i) accounts receivable satisfying certain criteria and subject to certain adjustments and (ii) inventory created and used in Cadista Pharmaceutical’s ordinary course of business. The ICICI Bank Letters of Credit Facility provides for the issuance of letters of credit, with durations ending prior to the first anniversary of the ICICI Bank Credit Facility Agreement. The ICICI Bank Bill Discounting Facility provides for advances, based upon invoices issued to specified customers, subject to a sublimit per customer of $4,000 the aggregate. The aggregate amount of loans and credit accommodations that are provided under the three facilities is capped at the Maximum Amount.

If not otherwise payable before, all amounts under all three facilities are due on the expiration date of the ICICI Bank Credit Facility Agreement. The ICICI Bank Revolving Loans may be payable earlier on demand. Cadista Pharmaceuticals is required to promptly reimburse ICICI Bank NY for all amounts drawn under the letters of credit, which reimbursement may be in the form of an ICICI Bank Revolving Loan to the extent Cadista Pharmaceuticals is able to borrow such amount under the ICICI Bank Revolving Loan Credit Facility at that time. Advances under the ICICI Bank NY’s Bill Discounting Facility are payable 120 days after the advance (or if earlier, upon the demand for repayment of the ICICI Bank Revolving Loans).

Interest on outstanding amounts of ICICI Bank Revolving Loans accrues at a rate equal to the three month LIBOR rate plus three and three-fourths percent (3.75%) per annum. Interest on the outstanding amount of advances under the ICICI Bank Bill Discounting Facility accrues at a rate equal to the three month LIBOR rate plus three (3%) per annum. Interest on both facilities is payable monthly.

The ICICI Bank Credit Facility Agreement requires Cadista Pharmaceuticals to maintain as of March 31 and September 30 of each fiscal year: (i) an asset coverage ratio equal to the “Bank’s Pro Rata Share of Borrower’s Assets” (as defined in the ICICI Bank Credit Facility Agreement) divided by the amounts then outstanding under the ICICI Bank Credit Facility Agreement (and the other credit documents executed in connection therewith) of not less than 1.40; and (ii) a ratio of its outstanding long-term debt, plus outstanding amounts of working capital or short term debt of Cadista Pharmaceuticals, divided by “EBITDA” (i.e. earnings before interest, taxes, depreciation, and amortization) of no more than 3.00. For purposes of the ICICI Bank NY Credit Facility Agreement: the “Bank’s Pro Rata Share of Borrower’s Assets” is equal to the product of: (x) 8.5 divided by 15 (which is the proportion that the Maximum Amount bears to the combined maximum amounts that may be borrowed or credit accommodations provided under the SBNY Revolver and the ICICI Bank Credit Facility Agreement), and (y) Cadista Pharmaceutical’s current assets. If Cadista Pharmaceutical’s financial statements reflect negative EBITDA for any six (6) month period, it may be required to fund a reserve account with ICICI Bank in an amount equal to six (6) months of interest payable on the principal amount outstanding under the ICICI Bank Credit Facility Agreement for the prior six (6) month period.

The ICICI Bank Credit Facility Agreement contains various covenants, including: covenants restricting changes in control (including that Jubilant Life Sciences Limited maintain at least a 51% equity interest in Cadista Pharmaceuticals ); upon ICICI Bank NY’s request, requiring Cadista Pharmaceuticals to obtain a credit rating with respect to itself or the loan transactions; covenants restricting the repayment of affiliate indebtedness; and other restrictions similar to those contained in the SBNY Credit Agreement. All indebtedness of Cadista Pharmaceuticals to Cadista is subordinated to Cadista Pharmaceutical’s obligations to ICICI Bank NY.

The ICICI Bank NY Credit Facility is secured by Cadista Pharmaceutical’s goods, inventory, accounts receivable, contract rights and current assets. ICICI Bank NY’s security interest ranks pari passu with the security interest of SBNY in the same assets.

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

Critical Accounting Policies

Our critical accounting policies are set forth in the Form 10 Registration Statement that was filed with the SEC on August 8, 2011, which contains our audited financial statements for our fiscal year ended March 31, 2011. There has been no change, update or revision to our critical accounting policies subsequent to our filing of such Form 10 Registration Statement. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates.

Recent Accounting Pronouncements

See Note 1(b), “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” for a discussion of new accounting guidance. The Company believes that there has not been and there will be no material impact of the adoption of these new accounting pronouncements on its financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks relate primarily to changes in interest rates. Our bank credit facilities bear floating interest rates that are tied to LIBOR and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our bank credit facility with SBNY of approximately $46 (based on outstanding balances at December 31, 2011). We entered into our ICICI Bank Credit Facility after that date, accordingly no amounts were outstanding there under on December 31, 2011. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At December 31, 2011, we had cash and cash equivalents of $1,609, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The HSL Loan bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 30, 2012, and payment may be demanded at any time by us upon 30 days’ prior notice. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio (including the HSL Loan) as a result of changes in interest rates.

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

In the three months ended December 31, 2011, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

10.1	Amendment to Credit Modification Agreement, dated October 28, 2011, by and among State Bank of India, New York Branch (“SBINY”), Jubilant Cadista Pharmaceuticals, Inc. (“JCP”), Cadista Holdings Inc. (“Cadista”), Jubilant Pharma Ptd. Ltd. (“JPPL”), and Generic Pharmaceuticals Holdings Inc (“GPH”).

10.2	Third Pledge Modification Agreement of JPPL, dated October 28, 2011, among JPPL, SBINY, JCP, Cadista, and GPH.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : February 13, 2012	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Amendment to Credit Modification Agreement, dated October 28, 2011, by and among State Bank of India, New York Branch (“SBINY”), Jubilant Cadista Pharmaceuticals, Inc. (“JCP”), Cadista Holdings Inc. (“Cadista”), Jubilant Pharma Ptd. Ltd. (“JPPL”), and Generic Pharmaceuticals Holdings Inc (“GPH”).

10.2	Third Pledge Modification Agreement of JPPL, dated October 28, 2011, among JPPL, SBINY, JCP, Cadista, and GPH.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

