Form 10-K
period 2012-03-31
Cadista Holdings Inc.
filed 2012-07-13
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54421

CADISTA HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1259887
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

207 Kiley Drive, Salisbury, Maryland	21801
(Address of principal administrative office)	(Zip code)

Registrant's telephone number, including area code: (410) 860-8500

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

On September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no public trading market for the registrant’s common stock, consequently, the registrant was not able to determine the aggregate market value held by non-affiliates as of such date, based upon the price at which its common equity was last sold or the average bid and asked price of such common equity as of such date.

As of July 12, 2012, the registrant had 117,797,180 shares of common stock, $0.001 par value, outstanding.

Cadista Holdings Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2012

EXPLANATORY NOTES

In this Registration Statement, unless the context indicates otherwise, the terms “Cadista,” “Company,” “we,” “us” and “our” refer to Cadista Holdings Inc., a Delaware corporation, and its wholly-owned operating subsidiary, Jubilant Cadista Pharmaceuticals, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Many of these risks and uncertainties are discussed in this report, particularly in the sections titled “Business,” “Risk Factors,” and “Managements Discussion and Analysis of Financial Condition and Results of Operations.” “Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The forward-looking statements in this Form 10-K speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Form 10-K as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this document.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and in other filings that we may make from time to time with the SEC.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, as amended.

INDUSTRY AND MARKET DATA

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry and government publications and research, surveys and studies conducted by third parties. These industry and government publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable.

TRADEMARKS AND TRADE NAMES

This Annual Report on Form 10-K includes our trademarks and service marks such as “Cadista” which are protected under applicable intellectual property laws and are the property of Cadista Holdings Inc. or its subsidiary.  This Annual Report on Form 10-K also contains trademarks, service marks, trade names and copyrights, of other companies, which are the property of their respective owners.  Solely for convenience, trademarks and trade names are referred to in this Annual Report on Form 10-K may appear without the ®  or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I

ITEM 1.  BUSINESS.

Overview

We are engaged in the development, manufacture, sale and distribution of prescription generic pharmaceutical products in the United States through our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. Pharmaceutical products commonly referred to as “generics” are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established non-proprietary drug names, rather than under a brand name. Generic pharmaceuticals contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand–name pharmaceuticals already approved for use in the United States by the Food and Drug Administration (“FDA”). In order to gain FDA approval for a generic drug, we must file and the FDA must approve an abbreviated new drug application (“ANDA”) for such drug.

As of March 31, 2012, we marketed 11 products, all of which are prescription generic pharmaceutical products, and had a pipeline that included five new products, four of which are currently subject to ANDAs under review by the FDA and one of which is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review. One of the 11 products marketed by us as of March 31, 2012, we started marketing in the second quarter of our 2012 fiscal year pursuant to a Master Supply Agreement (the “2011 Master Supply Agreement”) we entered into with Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholder, in May 2011. The ANDAs currently under review by the FDA have been on file with the FDA for a period ranging from 24 to 48 months. The average approval time for our two ANDAs for which we received FDA approval during fiscal year 2011 was approximately 30 months. We did not receive FDA approval for any of our ANDAs on file with the FDA during our 2012 fiscal year. We anticipate that our portfolio of marketed products will continue to grow as a result of launches of products under ANDAs that have already been approved, approval of our ANDAs currently under review by the FDA, approval of a future ANDA for the product that we currently have in an earlier stage of development, additional products that we market pursuant to the 2011 Master Supply Agreement, our process of identifying new product development opportunities, and potentially acquiring FDA approved ANDAs from third parties.

Following our formation in 1988, we initially focused on identifying and prioritizing generic pharmaceutical product development opportunities, establishing relationships with product distributors and customers, identifying and securing sources of active pharmaceutical ingredients (“APIs”), and building our internal organization and manufacturing facility. We filed our first ANDA with the FDA in May, 1996, and through March 31, 2012 have filed a total of 19 ANDAs with the FDA (including two that were approved, but which we have since discontinued marketing). Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new ANDA approvals during Fiscal Year 2012, nor did we file any new ANDAs. Our marketing efforts relating to existing products and new products initiated during previous fiscal years, as well as a disruption in the supply by third parties of Methylprednisolone that occurred during our 2012 fiscal year, led to an increase in our revenues during our 2012 fiscal year. For the fiscal year ended March 31, 2012, we reported net revenue of $90.99 million, representing an increase of 116% and 216% as compared to the fiscal years ended March 31, 2011 and 2010, respectively. No assurance can be provided, however, that such revenue growth will continue going forward.

Jubilant, an integrated pharmaceutical and life sciences company based in India, through its control of a subsidiary owning our outstanding common stock, controls approximately 82.4% of our outstanding common stock. Jubilant is an Indian public company having its stock traded on the Bombay Stock Exchange Limited and the National Stock Exchange of India Limited. Certain of the products marketed by us as well as products for which ANDAs have been approved by the FDA and products for which ANDAs have been filed but have not yet been approved by the FDA, were acquired from Jubilant pursuant to our Supply Agreement with Jubilant, dated June 30, 2005 (the “2005 Supply Agreement”). The 2005 Supply Agreement, among other things, granted us the right to select and, by mutual agreement, acquire 10 pre-ANDA products from Jubilant, five without cost and five at a cost of $250,000 each, over a three year period. See Item 13- “Certain Relationships and Related Party Transactions” for a more detailed description of the 2005 Supply Agreement.

Pursuant to 2011 Master Supply Agreement, we acquired the exclusive United States marketing rights to four products. All four products (Lamotrigine chewable tablets, Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”) and Pantoprazole DR (delayed release) tablets) have been approved by the FDA; and we commenced marketing Donepezil hydrochloride tablets in the second quarter of our 2012 fiscal year. Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved. We may, pursuant to the 2011 Master Supply Agreement, acquire marketing rights to other products that have been, or that may be, developed by Jubilant, if the parties mutually agree to supplement such agreement; however, there can be no assurance that this will be the case. See Item 13 - “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the 2011 Master Supply Agreement.

We have also provided certain product development-related services to Jubilant pursuant to a Master Product Development Cooperation Agreement (as amended, the “Master Product Development Cooperation Agreement”) that we entered into with Jubilant on August 14, 2008. These services could include among other things, assisting Jubilant in product scale up, preparation of exhibit batches, manufacture of product stability samples, analysis of bioavailability studies, purchasing, shipping, production planning, experiments for residual solvents, assays, dissolution tests, material release testing and the preparation and submission of ANDA filings. To date we have provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates, as well as a third product that Jubilant was considering developing, but which it has since abandoned. The Company’s entering into the Master Product Development Cooperation Agreement, and the services related to the two product candidates described above were approved unanimously by all of Cadista’s directors, including the directors, who at the time, had been designated by our minority stockholders (i.e., stockholders other than Jubilant and its affiliates). We have not provided services under this Agreement since March 2008 See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the Master Product Development Cooperation Agreement.

Pursuant to a Toll Manufacturing Conversion Agreement with Jubilant that we entered into on May 27, 2011 (the “Toll Manufacturing Agreement”), we will provide toll manufacturing services for Jubilant for one product, and contemplate that we may provide such services with respect to additional Jubilant products if the parties mutually agree (of which there can be no assurance). No revenues were generated from the activities contemplated by this Agreement during our fiscal year ended March 31, 2012. See Item 13 - “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the Toll Manufacturing Agreement.

As is typical in the generic pharmaceutical industry in the United States, we market and distribute our products primarily through pharmaceutical wholesalers and to chain drug stores and mass merchandisers. For our fiscal year ended March 31, 2012, approximately 95% of our product sales revenue was derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we have provided drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” below). These drug development services represented Nil and 2% of our revenue in fiscal year 2012 and 2011, respectively.

We operate from our 90,489 square foot headquarters and manufacturing facility in Salisbury, Maryland, which accommodates manufacturing, warehousing, research and development and sales. We also currently lease 2,997 square feet of office space in Horsham, Pennsylvania for certain administrative and sales functions and pursuant to an amendment that we entered into in February 2012 we will lease an additional 1,277 square feet, commencing in September 2012, at this location bringing our total rented space to 4,274 square feet.

Generic Pharmaceutical Industry

Overview

In recent years, the market for generic pharmaceuticals has grown dramatically. We believe this growth has been driven by several factors, including:

•	Efforts by governments, employers, third-party payers and consumers to control healthcare costs;
•	Increased acceptance of generic pharmaceutical products by physicians, pharmacists and consumers;
•	The aging of the U.S. population and the resulting greater utilization of prescription pharmaceutical products at affordable prices; and
•	The increasing number of pharmaceutical products whose patents have expired or will expire over the next several years and are or will be subject to competition from generic equivalents.

We believe these factors will continue to increase demand for generic pharmaceuticals and accelerate the growth of the generic pharmaceutical industry in future years. Due to the pricing dynamics of the generic pharmaceutical industry described below, the average selling price per unit dose for any particular pharmaceutical product decreases significantly following the introduction of competition from generic pharmaceuticals.

ANDA Approval Process

Generic pharmaceutical products are the chemical and therapeutic equivalent of a reference brand drug. FDA approval of an ANDA for a generic product is required before a generic equivalent of an existing brand-name drug can be marketed. In order to be approved by the FDA, generic pharmaceutical products generally must undergo testing that shows that they are bioequivalent to their branded counterparts and are manufactured to the same quality standards. Demonstrating bioequivalence requires data showing that the generic formulation results in a product whose rate and extent of absorption are within an acceptable range of the results achieved by the brand-name reference drug which is typically determined by a blood level comparison in healthy volunteers.

The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant challenges any listed patents for the reference brand drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving the ANDA for a generic product. The time required to obtain FDA approval of ANDAs has increased over the last few years to an industry-wide average of approximately 31 months.

Generic pharmaceutical products are typically launched upon expiration of a branded product’s patent. In certain circumstances, the regulatory exclusivity period can extend beyond the life of a patent and, thus, block ANDAs from being approved following the patent expiration date. For example, the FDA may extend the exclusivity of a product by six months past the date of patent expiry if the brand company undertakes studies on the effect of its product in children, a so-called pediatric extension.

The FDA’s Approved Drug Products with Therapeutic Equivalence Evaluation Book, commonly referred to as the “Orange Book”, identifies drug products approved on the basis of safety and effectiveness by the FDA and lists patents covering such drug products. If at the time a generic drug company files an ANDA with the FDA, the reference brand product is covered by a patent listed in the Orange Book, and the generic drug company intends to market the generic equivalent prior to the expiration of that patent, the generic company must file with its ANDA a certification asserting that the Orange Book listed patent is invalid, unenforceable and/or not infringed, a so-called “Paragraph IV certification.” A generic drug company that is the first to have its ANDA accepted for filing with the FDA and whose filing includes a Paragraph IV certification may be eligible to receive a 180-day period of market exclusivity before generic competitors can enter the market. We have not filed, and do not expect to file in the future, a Paragraph IV certification for our products. Instead, we will seek FDA approval and launch our products following the expiry of the brand company patents included in the Orange Book.

Generic Pharmaceutical Pricing Dynamics

Although generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, they are sold at prices that are typically 80% to 95% below those of their branded counterparts. This discount tends to increase, and margins consequently decrease, as the number of generic competitors rise for a given branded product. Because of this pricing dynamic, companies that are first to market for a generic pharmaceutical tend to earn higher margins than companies that subsequently enter the market for the product. Furthermore, the developer of a generic product that is the first to have its ANDA accepted for filing by the FDA and whose filing includes a Paragraph IV certification that the patent on the brand-name drug is invalid, unenforceable and/or not infringed may be eligible to receive a 180-day period of generic market exclusivity. During that 180-day period, the exclusive generic product would earn higher margins on a higher volume of sales than in a market in which other generic competition was also present. Products that are difficult to develop, require difficult to source raw materials or represent smaller therapeutic niche markets generally result in fewer companies marketing those products and may also offer margins that are higher than those where such difficulties do not exist.

Our Strategy

We believe that our success will be derived from our ability to select attractive product candidates and to efficiently execute FDA approval and launch by minimizing the time it takes from selection to marketing of our products. As such, we have implemented a strategy with the following core elements:

Continue to expand our product portfolio. We intend to expand our product portfolio through launches of products under ANDAs that have already been approved, approval of our ANDAs under review by the FDA, approval of a future ANDA for the product we have in an earlier stage of development, products that we market pursuant to our 2011 Master Supply Agreement with Jubilant, our process of identifying new product opportunities, and potentially acquiring FDA approved ANDAs from third parties. In the near term, we plan to focus on the four products for which ANDAs are pending approval with the FDA, and the four additional products as to which we acquired exclusive United States marketing rights from Jubilant, pursuant to the 2011 Master Supply Agreement. All four products (Lamotrigine chewable tablets , Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”) and Pantoprazole DR tablets) have been approved by the FDA Over the longer term, we intend to expand our product portfolio by utilizing our market expertise in the United States to identify new product development and marketing opportunities. In addition to products that we may develop on our own, we may acquire United States marketing rights to additional products from Jubilant pursuant to the 2011 Master Supply Agreement or enter into distribution arrangements with other pharmaceutical companies to market their products in the United States or acquire FDA approved ANDAs from third parties; however, there can be no assurance that we will be able to successfully obtain marketing rights to any such additional products by these means. In addition, we may explore opportunities to market our existing products or new products outside of the United States; however, there can be no assurance that we will market or sell any products outside of the United States or that if we undertake such marketing, that we will be successful We believe that we will have a higher likelihood of achieving favorable market share when we are able to offer our customers numerous products that meet their need for a variety of generic product alternatives.

Capitalize on our strong customer relationships. We will continue to focus on maintaining and improving our strong relationships with drug wholesalers, chain drug stores and mass merchandisers through the introduction of new products from our current pipeline and the identification and development of new products in response to the needs of our customers. We intend to continue to increase market penetration of our existing marketed products and identify opportunities to develop and launch new products, including through our strong relationships with wholesalers and chain drug stores in the United States.

Optimize our gross and operating margins. We intend to continue our focus on methods to optimize our margins. In this regard, we expect to achieve higher gross margins on many of our new products associated with ANDAs currently under review by the FDA, although no assurance can be provided in this regard. We also plan to improve our operating margins by leveraging our existing sales capabilities and administrative functions across an expanded revenue base as a result of expected growth in our product portfolio from ANDAs currently under review by the FDA, the product we have in development for which we have not yet filed an ANDA, the products to be marketed by us in the United States under the 2011 Master Supply Agreement with Jubilant and other new product opportunities that are developed, acquired or marketed by us in the future.

Leverage our relationship with Jubilant. We intend to utilize Jubilant’s expertise and resources in the development and manufacture of APIs as a source of supply for certain existing products and certain of our products pending FDA approval and the product we currently have in development for which we have not as yet filed an ANDA. Access to sources of API from Jubilant will assist in our commercial manufacture of marketed products and we believe will enhance supply stability. In addition, pursuant to the 2011 Master Supply Agreement with Jubilant we expect to market products developed and owned by Jubilant and pursuant to the Toll Manufacturing Agreement with Jubilant we expect to provide toll manufacturing services for Jubilant, both of which we expect will provide additional sources of revenue going forward. See Item 13. "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2011 Master Supply Agreement and the Toll Manufacturing Agreement.

Sustain our FDA compliance record. We intend to continue to adhere to FDA regulations to assure our customers of the quality of our manufacturing processes and products. We believe that we are pro-active in maintaining good relationships with the FDA and believe our track record of compliance with FDA standards and regulations is an important factor in obtaining ANDA approvals and in maintaining customer relationships.

Our Product Portfolio

We have a higher likelihood of achieving favorable market share when we are able to offer customers numerous products that respond to their market-driven need for a variety of generic product alternatives. As of March 31, 2012, our product portfolio of approved ANDAs owned by us had grown to a total of 13 products; of such 13 approved ANDAs (providing a total of 40 different dosage strengths) owned by us as of March 31, 2012, we marketed 10 products as of such date and three products were not as yet marketed by us as of such date. In addition to the 10 products owned by us on March 31, 2012, we also marketed, as of March 31, 2012, one product under the 2011 Master Supply Agreement with Jubilant. The three products owned by us for which we have approved ANDAs, which were not marketed as of March 31, 2012, were Alendronate, Risperidone, and Cetirizine. In the first quarter of our fiscal year ended March 31, 2013, we commenced marketing Alendronate. We continue to evaluate appropriate market opportunities with respect to launching our marketing of Risperidone and Cetirizine. We develop and manufacture generic prescription products in solid oral form with both immediate and sustained release delivery. We are currently involved in the development of more than five pharmaceutical products, including four product ANDAs under review by the FDA as of March 31, 2012. During our 2012 fiscal year, we did not file any generic product ANDAs and the FDA did not approve any of our ANDAs that we had previously filed. Other than Meclizine hydrochloride, which represented 15% and 28% of our total sales in our fiscal years 2012 and 2011, respectively, Terazosin, which represented 10%, 24% and 32% of our total sales in fiscal years 2012, 2011, and 2010, respectively, Methylprednisolone, which represented 60%, 22% and 35%, of our total sales in our fiscal years 2012, 2011, and 2010, respectively, and Cyclobenzaprine, which represented 4%, 12% and 16% of our total sales in our fiscal years 2012, 2011 and 2010, respectively, no single product represented more than 10% of our gross sales during the past three fiscal years.

The following table sets forth our product ANDAs owned by us that were approved by the FDA as of March 31, 2012:

Generic Product Name	Dosage (in milligrams)	Brand Name Product	Therapeutic Classification

Cyclobenzaprine tablets	5,10	Flexeril®	Muscle relaxant
HCTZ capsules	12.5	Microzide® caps	Antihypertension
HCTZ tablets	25,50	Hydrodivril®	Antihypertension
Methylprednisolone tablets	4,8,16,32	Medrol®	Steroid
Prednisone tablets	1,5,10,20	Deltasone®	Steroid
Prochlorperazine tablets	5,10	Compazine®	Antipsychotic
Terazosin capsules	1,2,5,10	Hytrin®	Prostate, Antihypertension
Meclizine tablets	12.5,25	Antivert®	Motion sickness
Lamotrigine tablets	25,100,150,200	Lamictal	Anticonvulsant
Risperidone tablets*	0.25,0.5,1.0,2.0,3.0,4.0	Risperdal®	Treat Schizophrenia
Alendronate tablets	5,10,35,70	Fosomax®	Osteoporosis
Oxcarbazepine tablets	150,300,600	Trileptal®	Anticonvulsant
Cetirizine tablets	5,10	Zyrtec®	Anti-allergy

* Risperidone tablets (generic equivalent of Risperdal®) is a separate product from the Risperidone orally disintegrating tablet (“ODT”) product (generic equivalent of Risperdal® M-Tabs) that is covered by our 2011 Master Supply Agreement with Jubilant.

As of March 31, 2012, we have not marketed Risperidone, Alendronate or Cetirizine. We commenced marketing Alendronate in the first quarter of our 2013 fiscal year and are evaluating the appropriate market opportunities to launch our marketing of Cetirizine and Risperidone.

Strategic Relationship

In connection with the acquisition of a majority interest in our Company by an affiliate of Jubilant in 2005, we entered into our 2005 Supply Agreement with Jubilant. Pursuant to the 2005 Supply Agreement, we must purchase exclusively from Jubilant for the term of the 2005 Supply Agreement, API that was mutually agreed upon within a specified time after our entering into the 2005 Supply Agreement. The price for each API must be the lowest price that Jubilant is supplying the same API to any non-affiliated customer in the United States, provided that if the API is not being sold to a non–affiliated customer in the United States, then the price for the API will be mutually agreed to. The term of the 2005 Supply Agreement is determined on an API-by-API basis and commences on the date that the FDA approves a product containing the API and terminates five years thereafter, provided that the term for each API may be extended for an additional five year period by agreement of the parties. See “Raw Materials and Suppliers” below for a description of the APIs currently being supplied by Jubilant under the 2005 Supply Agreement. Separate from the 2005 Supply Agreement, Jubilant also supplies us with API for some of our other products on a purchase order basis. See Item 13.  "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2005 Supply Agreement and Jubilant’s Supply of API.

The 2005 Supply Agreement also provided us with the right to select and, upon mutual agreement with Jubilant, acquire 10 pre-ANDA products from Jubilant, five without cost and five at a cost of $250,000 each, over a three year period. The 10 pre-ANDA products selected included the following: (i) Risperidone tablets, Alendronate tablets, Oxcarbazepine tablets, Cetirizine tablets and Lamotrigine tablets (each of which had been approved by the FDA as of March 31, 2012) and (ii) five other products currently under review by the FDA or in development. The 2005 Supply Agreement also provides that if Jubilant chooses to market in the United States any generic finished dosage form that is equivalent to any of the 10 pre–ANDA products acquired by us under the 2005 Supply Agreement, Jubilant must market such generic finished dosage forms exclusively through us for the term of the 2005 Supply Agreement. There are currently no such equivalent products that Jubilant has chosen to market in the United States.

On August 14, 2008, we entered into a Master Product Development and Cooperation Agreement (as amended, the “Master Product Development Cooperation Agreement”) with Jubilant pursuant to which we and Jubilant may, from time to time, execute product-specific project task orders. Each project task order will specify the product development and related services to be provided by us in connection with the development of a generic pharmaceutical product on behalf of Jubilant. Jubilant will be the owner of the ANDAs for products developed under the Master Product Development Cooperation Agreement. Jubilant remits to us the fees and expenses specified in each project task order, including fees relating to each category of development services, administrative overhead expense reimbursement, testing fees and expenses, exhibit batch fees and ANDA preparation and processing fees, all of which are negotiated for each project task order. To date we have provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product candidate that Jubilant was considering developing, but which it has since abandoned. Services under the Master Product Development Cooperation Agreement with respect to these two product candidates were completed in our fiscal year ended March 31, 2009 and we are being qualified as a manufacturing site for such product candidates. See Item 13 - "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the Master Development Cooperation Agreement

On May 27, 2011, we entered into the Toll Manufacturing Agreement with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis. Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant. We are compensated based on a fixed unit price of the Toll Manufactured Product supplied to Jubilant under the Toll Manufacturing Agreement. The price for our toll manufacturing services will be adjusted on an annual basis as mutually agreed by the parties. No revenues were generated from the activities contemplated by the Toll Manufacturing Agreement during our 2012 fiscal year, and the parties agreed that the fixed unit price for the Toll Manufactured Product would remain unchanged. We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products. However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added. See Item 13 - "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the Toll Manufacturing Agreement.

On May 27, 2011 we also entered into the 2011 Master Supply Agreement with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product, Donepezil Hydrochloride Tablets (in 5 mg and 10 mg dosages), which is the generic equivalent of Aricept ®, Risperidone ODT (in 0.5 mg, 1 mg, 2 mg, 3 mg and 4 mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and Pantoprazole DR tablets (20 mg and 40 mg) which is a generic of protonix tablets. All four products (Lamotrigine chewable tablets , Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”) and Pantoprazole DR tablets) have been approved by the FDA. Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved. We may, pursuant to the 2011 Master Supply Agreement, acquire marketing rights to other products that have been, or that may be, developed by Jubilant if the parties mutually agree to supplement such agreement; however, there can be no assurance that any such agreement regarding additional products will be reached. Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product. We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement. The 2011 Master Supply Agreement contemplates that quarterly adjustments will be made for overpayments or underpayments based upon our actual net sales proceeds for the quarterly period. We are restricted from marketing or selling any product that competes with a product that we are marketing pursuant to this agreement and Jubilant is restricted from supplying any other party with these products in the United States. Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement. See Item 13. "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2011 Master Supply Agreement.

In addition to our dealings with Jubilant as part of the 2005 Supply Agreement, the Master Product Development Cooperation Agreement, the Toll Manufacturing Agreement and the 2011 Master Supply Agreement, we often consult with Jubilant regarding its expertise in API development and other sources of API in determining possible product candidates for development, and utilize Jubilant as an API source for some of our other products. See Item 13 - "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of these API purchases.

Our Product Pipeline

Our current new product pipeline can generally be classified into three categories: (i) products for which we have submitted ANDAs that are under review by the FDA; (ii) products for which we have begun initial development activities, such as bioequivalence testing with the objective to assemble and file an ANDA with the FDA; and (iii) products with respect to which we acquired the exclusive United States marketing rights from Jubilant pursuant to the 2011 Master Supply Agreement. As of March 31, 2012, our new product pipeline included: (i) four products represented by ANDAs that we have filed and are under review by the FDA; and (ii) one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with the FDA. Pursuant to the 2011 Master Supply Agreement with Jubilant, we acquired exclusive United States marketing rights to four products developed and owned by Jubilant (all four of which have been approved by the FDA as of March 31, 2012).

Product development can entail a significant investment of capital resources with no assurance that a product will be successfully developed, that ANDA approval will eventually be obtained or that, even if it is obtained, the product can be successfully marketed. The extent to which we initiate new product development activities is dependent upon the availability of new development opportunities that are economically practical for us to pursue as well as our available financial resources. We may seek to limit the inherent risks in product development, and the concomitant commitment of our capital resources, by acquiring United States marketing rights to additional products from Jubilant pursuant to the 2011 Master Supply Agreement (if Jubilant and we mutually agree), by entering into distribution arrangements with other pharmaceutical companies to market their products in the United States; or by acquiring FDA approved ANDAs from third parties. There can be no assurance, however, that we will be able to successfully obtain marketing or other rights to any such additional products by these means. In addition, we may explore opportunities to market our existing products or new products outside of the United States; however, there can be no assurance that we will market or sell any products outside of the United States or that if we undertake such marketing, that we will be successful.

The goals of our product development activities are to select product opportunities, develop finished dosage products, complete and submit regulatory submissions and obtain regulatory approvals to allow for product commercialization. Our product development process consists of multiple steps involved in identifying and commercializing new generic products, including:

•   Product selection, including raw materials procurement. The first step in the process includes selecting a possible product and determining whether it can be successfully developed and eventually manufactured. The quality, availability and pricing of the API relating to such product must be reviewed. Our experience in the generic pharmaceutical industry, including our relationship with Jubilant, particularly in the API market, facilitates the development process and enable us to assess potential product candidates in a timely manner. Once a product is selected, and in the earlier stages of development, the focus is on creating a product formulation that can eventually be manufactured in large quantities in order to avoid costly and time consuming pilot plant activities.

•   Formulation and testing. A product candidate is formulated and tested to confirm that all applicable FDA quality requirements have been met. Such testing includes bioequivalence testing to confirm that the product is bio-equivalent to the reference brand drug.

•   Filing and approval. Once bioequivalence has been successfully established, an ANDA is prepared and filed with the FDA seeking approval of the product. The ANDAs are intended to be structured to include all FDA requirements, which helps to facilitate the review process with the FDA.

In addition to the steps described above, we consider a variety of factors when deciding whether to develop a new product. These factors include:

•	Potential pricing and gross margins;
•	Existing and potential market size;
•	Competitive landscape;
•	Brand product patent expiration date;

•	Product development feasibility, timing and cost;
•	Whether a product compliments our existing products; and
•	The opportunity to leverage a product with the development of additional products.

As of March 31, 2012, we have an in-house technical services team of six employees to conduct our product development activities. We currently manage our product development activities from our corporate headquarters in Salisbury, Maryland. In addition we may utilize third-party contract research organizations (“CROs”) to conduct pilot and pivotal bioequivalence testing as part of our product development and formulation process. We have made, and in the future expect to make, substantial investments in product development. Product development costs for the fiscal years ended March 31, 2012, 2011 and 2010 totaled Nil, $0.6 million and $1.6 million, respectively. In the future, we expect that these expenditures will increase, as we anticipate developing new products or acquiring the rights to new products from third parties; however, this will depend upon our profitability and available financial resources as well as the desirability of the new products development opportunities, taking into account the factors described above.

Raw Materials and Suppliers

The active compounds for our products, also called active pharmaceutical ingredients (“APIs”) are purchased from specialized manufacturers, including Jubilant, and are essential to our business operations. API manufacturers are required to file a Drug Master File, or DMF, relating to an API with the FDA. Each individual API must be approved by the FDA as part of the ANDA approval process. API manufacturers are also regularly inspected by the FDA.

When selecting a manufacturer for a specific API, the key factors we consider include:

•	high quality standards, including compliance with the FDA’s current Good Manufacturing Practice Regulations (“cGMP”);
•	established chemical and process technologies;
•	reputation in the industry;
•	flexible processes and capabilities that allow the API manufacturer to meet supply requirements at competitive prices; and
•	ability and intention to support regular commercial supply of API at appropriate prices.

Our experience and knowledge of the factors above, and our consultation with Jubilant, enable us to evaluate the most suitable and cost competitive API suppliers at the early stages of the product development process. APIs for several of our products are purchased from Jubilant or its affiliates pursuant to the 2005 Supply Agreement, including: Cetirizine, Risperidone, Lamotrigine, Oxcarbazepine and another product. In addition, separate from the 2005 Supply Agreement, Jubilant supplies us with Meclizine API and Terazosin API on a purchase order basis. API for our other products are purchased from third party suppliers on a purchase order basis and, with one exception, are not subject to long-term supply agreements. Even in the one circumstance where ostensibly we have a long-term supply agreement for the API for one product, there is no requirement for the supplier to supply us with a minimum amount of API or that the supplier satisfy all of our requests for such API. We do not manufacture API for any of our products at our Salisbury, Maryland facility. There is frequently significant time and cost involved in changing an API source for a product. While we believe that there are alternative suppliers available for the API used in our products, any interruption of API supply or inability to obtain API used in our products, or any significant API price increase not passed on to our customers, could have a material adverse impact on our business operations and financial condition. In addition, any change in the AP1 supplier for one of our approved products will require further testing and pre-approval from the FDA, which can be costly and may take approximately 12 months to obtain. See Item 13- "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2005 Supply Agreement and other information requiring our purchasing of API from Jubilant.

Sales and Marketing

As is typical in the generic pharmaceutical industry in the U.S., we sell our products primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer service, and distribution employees. At present, we derive a substantial portion of our revenue from a limited number of customers. For the fiscal year ended March 31, 2012, the products we sold to our three largest wholesalers (which includes indirect sales to the United States Department of Veteran Affairs which indirect sales, in the aggregate accounted for 23% of our net revenue for 2012), McKesson, Cardinal Health and AmerisourceBergen accounted for 6%, 13% and 4%, respectively, of our net revenue. In addition, our product sales to Walgreens, CVS Caremark, Walmart and Kaiser accounted for 30%, 8%, 6% and 2%, respectively, of our net revenue in fiscal year 2012.

The following table sets forth the contributions to sales by each type of customer in our fiscal year ended March 31, 2012:

Customer Type	Percentage of Sales

Drug Wholesalers	26%
Pharmacy Chains	43%
Mass Merchandisers	23%
Distributors	5%
Managed Care	2%
Mail Order	1%

We do not have long-term supply contracts in place with our customers. We do, however, participate in the prime vendor program of the United States Department of Veterans Affairs (the “Department of Veterans Affairs”) via contracts with respect to two products. However, these contracts do not have any minimum purchase requirements, provide for one year terms that are renewable for additional one year terms at the option of the Department of Veterans Affairs and can be cancelled by such customer during any then current term for convenience. Any reduction or loss of business from any of our key customers described above could have a material adverse effect on our business and financial condition.

Approximately 95% of our 2012 product sales were derived from sales under our Cadista label, with the balance derived from sales to a third-party distributor for resale under its private label. For private label sales, we receive an agreed upon fixed price for the product based on individual purchase orders.

Development and Manufacturing Services

We are a party to an agreement with a large pharmaceutical company pursuant to which we provide services to make scale up, registration batches and validation batches for a designated product. We did not receive any payments under this agreement in 2012; however, we received approximately $0.8 million in each of fiscal year 2011 and 2010 for services and expenditures incurred under this agreement. In addition, we are in negotiations with such customer to finalize the terms of an agreement pursuant to which we will manufacture and supply the subject drug product for a specified term, although there can be no assurance that such supply agreement will be concluded. In accordance with our Master Product Development Cooperation Agreement with Jubilant, we and Jubilant may agree, from time to time, for us to provide product development and related services to Jubilant in connection with Jubilant’s development of generic pharmaceuticals. These services could include, among other things, product scale up, preparation of exhibit batches, manufacture of product stability samples, analysis of bioavailability studies, material release testing and the preparation and filing with the FDA of the ANDA for such product. The initial term of the Master Product Development Cooperation Agreement was for two years; however the agreement, which is still in effect, automatically renews for additional one year term unless either party sends notice of non-renewal 30 days prior to the then scheduled expiration date. A product is added to the Master Product Development Cooperation Agreement by means of a project task order mutually agreed to by the parties.

To date we have provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product candidate that Jubilant was considering developing, but which it has since abandoned. Services under the Master Product Development Cooperation Agreement with respect to the two product candidates were completed in our fiscal year ended March 31, 2009 and we are being qualified as a manufacturing site for each of such two product candidates. On May 27, 2011, we entered into the Toll Manufacturing Agreement with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis. Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant. We are compensated on a fixed unit price of the Toll Manufacturing Product supplied to Jubilant under the Toll Manufacturing Agreement. Pursuant to the Toll Manufacturing Agreement, commencing at the end of the 2011 calendar year, the price for our toll manufacturing services is to be adjusted on an annual basis as mutually agreed by the parties. In addition, if our manufacturing costs increase, then we may request an increase in price at any time after the first anniversary of the effective date of such Agreement. In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Toll Manufacturing Agreement on 18 months notice to the other party, and the current price will stay in effect for such 18 month period. [During our 2012 fiscal year, we received no revenue under the Toll Manufacturing Agreement, and the parties mutually agreed not to adjust the price for the Toll Manufactured Product. There is no assurance that the parties will be able to reach agreement on any such price adjustment in the future, and accordingly, there can be no assurance that the Toll Manufacturing Agreement will not be terminated as early as 18 months after the commencement of the 2013 calendar year. We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products. However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added. See Item 13- "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the Toll Manufacturing Agreement and the Master Product Development Cooperation Agreement.

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than us. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled–release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. As a generic pharmaceutical supplier, we compete with the branded product, as well as generic pharmaceutical companies supplying other bioequivalent products to the reference branded product. Some of our principal generic competitors are Par Pharmaceuticals, Inc., Sandoz Laboratories, Inc., Teva Pharmaceutical Industries Ltd., Mylan, Inc., Ranbaxy Pharmaceuticals, Sun Pharmaceuticals and its subsidiary Caraco Laboratories Inc. and Watson Pharmaceuticals, Inc.

Revenue and gross profits derived from sales of generic pharmaceutical products tend to follow a pattern based on a significant degree on regulatory and competitive factors. As patents for branded products and related exclusivity periods expire or are ruled invalid or unenforceable, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference brand product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval on this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter the market for a specific generic product, the average selling price per unit dose of the particular product typically declines for all competitors. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches.

In addition to competing products, increased price competition has also resulted from consolidation among wholesalers and retailers and the formation of large buying groups, which has caused reductions in sales prices and gross margin. This competitive environment has led to an increase in customer demand for downward price adjustments from the distributors of generic pharmaceutical products. Such price reductions are likely to continue, or even increase, which could have a material adverse effect on our revenues and financial condition.

The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with existing products, (ii) introduction of authorized generic products (introduced or authorized by brand pharmaceutical companies) in direct competition with existing products, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures by competitors and customers, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling, and (x) a company’s breadth of product offerings.

Employees

As of March 31, 2012, we had a total of 201 full time employees, 193 of whom work at our corporate headquarters and manufacturing facility in Salisbury, Maryland and 8 of whom work at our Horsham, Pennsylvania office or at their home office. As of such date, we also employed 68 temporary workers. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Manufacturing and Facilities

We manufacture our products at our Salisbury, Maryland facility. This facility houses our manufacturing, quality control, sales, distribution and corporate headquarters. Finished dosage form production capacity depends upon product mix.

In connection with the manufacture of our products, the FDA requires testing procedures to monitor the quality of the product, as well as the consistency of its formulation. We maintain a quality control laboratory at our Salisbury site that performs, among other things, analytical tests and measurements required to control and release raw materials, in–process materials, and finished products, and to routinely test marketed products to ensure they remain within specifications. We have established quality monitoring and testing programs and procedures in an effort to assure that all critical activities associated with the production, control, and distribution of our drug products will be carefully controlled and evaluated throughout the process. By following a series of systematically organized steps and procedures, we seek to assure that established quality standards will be achieved.

Government Regulation

All pharmaceutical manufacturers, including the Company and our suppliers, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”). We are also subject to extensive, complex and evolving regulation by other federal government agencies, including the Occupational Safety and Health Administration, and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

FDA approval is required before any dosage form of any drug can be marketed in the U.S. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products (regardless of whether these new products have been developed by Jubilant, a third party or us). Consequently, there is always the risk the FDA or another applicable agency will not approve our new products, or the rate, timing and cost of obtaining such approvals will adversely affect our product introduction plans or results of operations.

We do not currently manufacture or market, nor are we currently developing, any products that are considered controlled substances under the Federal Controlled Substances Act.  Therefore, we are not currently subject to DEA regulation under such act.  Although we have no current plans to manufacture, market or develop products that are currently defined as controlled substances under the provisions of the Federal Controlled Substances Act, there can be no assurance that such plans will not change in the future or that the definition of controlled substances will not be modified so that some or all of our products become subject to regulation by the DEA.

Generic Drug Approval and Regulatory Matters

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established abbreviated FDA approval procedures for those drugs that are no longer protected by patents and which are shown to be equivalent to previously approved proprietary drugs. Approval to manufacture these drugs is obtained by filing an ANDA with the FDA, which is a comprehensive submission that must contain data and information pertaining to the active pharmaceutical ingredient, drug product formation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. As a substitute for clinical studies, the ANDA must contain bioequivalence testing data confirming that the ANDA drug formulation is equivalent to a previously approved proprietary drug. A product is not eligible for ANDA approval if it is not determined by the FDA to be equivalent to the reference branded drug or if it is intended for a different use. However, such a product might be approved under the New Drug Application, or an NDA, with supportive data from clinical trials.

One advantage of the ANDA approval process is that an ANDA applicant generally can rely upon equivalence data in lieu of conducting pre-clinical testing and clinical trials to demonstrate that a product is safe and effective for its intended use. ANDAs are filed to obtain approval to market our generic products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all, nor can we estimate that timing of the ANDA approvals with any reasonable degree of certainty.

To obtain FDA approval of ANDAs, the manufacturers’ manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (“cGMP”), as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. Since these are evolving standards, the Company must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts, and the efforts of our suppliers (including Jubilant), to maintain compliance with regulatory requirements.

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our ANDAs for new products, the FDA conducts pre-approval and post-approval reviews and plan inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of our ANDAs if deficiencies are found at a relevant facility. Vendors (including Jubilant) that supply finished dosage of products, or components of products to us that are used to manufacture, package and label products we market, are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP and other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

In January 2012, the FDA submitted its recommendation for three drug-related user fee programs to Congress, including a proposed Generic Drug User Fee Act (GDUFA). The FDA negotiated a GDUFA agreement with the generic industry that includes fees for new ANDA applications, Drug Master File filings, product, and establishment fees. In addition, there is a proposed one-time fee for pending back-logged ANDA applications. On June 26, 2012, the bill was passed by Congress, but as of July 1, 2012 had yet to be enacted into law. It is uncertain the effect the new fees will have on our application process and business; however, as proposed, these fees would be a fraction of similar fees currently in effect for new non-generic drug filings.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect of us.

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries.

Other Regulations

We are also subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local laws, rules, and/or regulations. Our product development activities involve the controlled use of chemicals, biological materials and other hazardous materials. We believe that our procedures comply in all material respects with the standards prescribed by federal, state or local laws, rules, and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. We cannot predict the extent to which we may be affected by legislative or other regulatory developments concerning our products and the pharmaceutical industry in general.

Seasonality

Our business, taken as a whole, is not materially affected by seasonal factors.

Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities. We are also subject periodically to environmental compliance reviews by various environmental regulatory agencies. We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is not possible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require us to incur capital expenditures exceeding $1.0 million in the aggregate during our current fiscal year and our fiscal year ended March 31, 2014 and has not had and is not expected to have, a material adverse effect on our business operations or financial condition. The Company has limited environmental liability insurance coverage, which would not, with respect to most environmental claims, provide coverage in excess of $100,000; if at all.  The substantial unexpected costs we may incur with respect to environmental claims or compliance could have a material adverse effect on our business, results of operations, financial condition, and cash flow.  Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

 Corporate Information

We were originally incorporated in October 1988 under the laws of Delaware under the name DAS Laboratories, Inc.  Our corporate headquarters is located at 207 Kiley Drive, Salisbury, Maryland 21801 and our telephone number is (410) 860-8500.

Website Access to Filings with the Securities and Exchange Commission

Additional information about the Company is available on our website at www.cadista.com. All of our electronic filings with the SEC including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our website free of charge as soon as reasonably practicable after they are electronically filed with and furnished to the SEC. The SEC’s internet site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings are also available through the SEC’s website at http://www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Room by calling the SEC at 1-800-SEC-0330. Information contained on, or that can be accessed through our website is not incorporated by reference in the Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Business

We have a history of operating losses and there is no assurance that we will be able to maintain profitability.

We have a history of operating losses and since our fiscal year ended March 31, 2008 have sustained operating losses in two of five of our fiscal years. We had losses from our operations of $5.58 million and $3.42 million, for our fiscal years ended March 31, 2008 and 2009, respectively. We had profits from our operations of $0.47 million, $8.41 million and $49.82 million for our fiscal years ended March 31, 2010, 2011 and 2012, respectively. Since inception through March 31, 2012 we have an accumulated surplus of $17.26 million.

Although our operations have been profitable for our most recent three fiscal years, there can be no assurance that we will be able to continue to generate sufficient revenues or continue to control our expenses relative to our revenues to maintain our profitability. Our future profitability and the extent of potential future losses are highly uncertain. Our failure to maintain profitability would have a material adverse impact on the market price of our Common Stock.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development and launch of new competitive products or generics by others;
•	the timing and receipt of approvals by the FDA and other regulatory authorities;
•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA;
•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facility, which could delay our ability to obtain approvals of pending ANDA applications;

•	serious or unexpected health or safety concerns with our products or product candidates;
•	changes in the amount we spend to develop new products, technologies or businesses;
•	changes in treatment practices of physicians that currently prescribe our products;
•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed products;
•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and similar state programs;
•	increases in the cost of raw materials used to manufacture our products;
•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;
•	the mix of products that we sell during any time period;
•	lower than expected demand for our products;
•	our responses to price competition;
•	market acceptance of our products; and
•	our level of R&D activities.

 As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations.

A relatively small group of products the raw materials for which are supplied by a limited number of our vendors represent a significant portion of our net revenues. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of a limited number of our products currently collectively represent a significant portion of our net revenues. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline. Four of our products, Meclizine Tablets, Methylprednisolone, Cyclobenzaprine and Terazosin Capsules collectively accounted for approximately 89% of our net revenue for the fiscal year ended March 31, 2012. We expect that our sales of these four key products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other key products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

•	pricing actions by competitors;
•	development by others of new pharmaceutical products that are more effective than ours;
•	entrance of new competitors into our markets;
•	loss of key relationships with suppliers or customers;
•	technological advances;
•	manufacturing or supply interruptions;
•	changes in the prescribing practices of physicians;
•	changes in third-party reimbursement practices;
•	product liability claims; and
•	product recalls or safety alerts.

Any factor adversely affecting the sale of our key products may cause our revenues to decline, and we may not be able to maintain profitability.

In addition, we currently rely on four vendors to supply us with the API with respect to each of our four top selling products. If we are unable to maintain our relationships with these vendors on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

We expect to rely on Jubilant Life Sciences Ltd., for the supply of a material amount of our new products going forward, including for the manufacture of certain of the new products developed by Jubilant Life Sciences Ltd.; and any failure by Jubilant Life Sciences Ltd. in the development or supply of such new products could have a material adverse effect on our operations, financial condition and profitability.

We expect that a material amount of our new products will be developed by Jubilant Life Sciences Ltd. (“Jubilant”). We and Jubilant are parties to the 2011 Master Supply Agreement, which provides for our exclusive marketing in the United States four products. All four products (Lamotrigine chewable tablets , Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”) and Pantoprazole DR tablets) have been approved by the FDA. Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and owns, and will own, any FDA approved ANDAs. We expect, pursuant to the 2011 Master Supply Agreement, to acquire United States marketing rights to other products that have been, or that may be developed, by Jubilant if the parties mutually agree to supplement such agreement; however, there is no assurances that this will be the case. (See Item 13 - “Certain Relationships and Related Transactions, and Director Independence” for a description of the 2011 Master Supply Agreement). If we are unable to agree with Jubilant on new products to be marketed by us under 2011 Master Supply Agreement, our ability to introduce and commercialize new products could be adversely affected. As part of the 2011 Master Supply Agreement, we will not have day-to-day control over the development and regulatory approval of the new products subject to such agreement or in the manufacture of those new products to be supplied by Jubilant. If Jubilant fails to fulfill its obligations under the 2011 Master Supply Agreement, we may be unable to assume the development or manufacture of the products under such agreement, or enter into alternative arrangements with third parties. If Jubilant were to terminate or breach the 2011 Master Supply Agreement, or otherwise fail to complete its obligations in a timely manner, including, without limitation, a disruption of supply or failure to deliver sufficient quantities of products which Jubilant manufacturers under our agreement, our sales revenue may decrease or our operations could be otherwise negatively impacted.

We cannot assure you that our relationship with Jubilant under the 2011 Master Supply Agreement will continue. In addition, there can be no assurance that we will be successful in reaching agreement with Jubilant to add new products to the 2011 Master Supply Agreement, including reaching agreement on our share of the net sales or margins relating to proposed new products. If we are unable to continue our collaboration with Jubilant, we could experience increased capital requirements and incur additional expenses relating to the development, receipt of regulatory approval and manufacture of new products.

If we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve revenue growth or maintain profitability.

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk.

The success of our new product offerings will depend upon several factors, including our ability to properly anticipate customer needs, to develop and obtain timely regulatory approval of new products, identification of available API suppliers and our manufacture of such products. In addition, the development and commercialization of new products is characterized by significant up-front costs, including costs associated with product development activities and sourcing API, obtaining regulatory approval, building inventory and sales and marketing. Furthermore, the development and commercialization of new products is subject to inherent risks, including the possibility that any new product may:

•	fail to receive or encounter unexpected delays in obtaining necessary regulatory approvals;
•	be difficult or impossible to manufacture on a large scale;
•	be uneconomical to market;
•	fail to be developed prior to the successful marketing of similar or superior products by third parties; and
•	infringe on the proprietary rights of third parties.

If any of our products are not timely approved or, when developed and approved, cannot be successfully manufactured or timely commercialized, our operating results could be adversely affected. We may not achieve revenue growth or maintain profitability if we are not successful in continuing to develop, and commercialize new products. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our revenue growth may not continue at recent historical rates and our business may suffer as a result of our lack of public company operating experience.

We have experienced a steady growth in our net revenue during our past six fiscal years, and our operations have been profitable for our past three fiscal years. Although we expect our revenue to continue to grow due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all, or that we will be able to maintain our profitability. Our limited operating history and lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment or manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

We rely on our suppliers for the manufacture of our API, and if our suppliers fail to supply us with high-quality API or other raw materials in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues could decline and we may not be able to maintain profitability.

We currently do not manufacture any API ourselves. Instead, we rely upon our suppliers located outside of the U.S. for the supply of API for our products through their exclusive brokers. In many cases, we rely upon a limited number of suppliers to supply us with the API for each of our products. If our suppliers do not continue to provide our API requirements we might not be able to obtain such API from others in a timely manner or on commercially acceptable terms. Likewise, if we encounter delays or difficulties with our suppliers in producing API, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our suppliers are unable to obtain or deliver sufficient quantities of API on a timely basis or we develop any significant disagreements with our suppliers, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain suppliers for the supply of API for our new products on commercially acceptable terms, we may not be able to sell our products as planned.

Our suppliers may experience problems during the manufacture of API for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products require dedicated facilities and we may rely on a limited number or, in certain cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative sources of API, this could, among other things lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred.

If we or any of our suppliers are unable to comply with the regulatory standards applicable to pharmaceutical drug manufacturers, we may be unable to meet the demand for our products and, may lose potential revenues which would have an adverse effect on our profitability.

All of our suppliers who supply us with finished dosage product and API are subject to extensive regulation by governmental authorities in the U.S. and in foreign countries. We are also subject to extensive regulation by governmental authorities in the U.S. Regulatory approval to manufacture a drug is site-specific. Our manufacturing facility is subject to ongoing regulation, including periodic inspections by the FDA. Our API suppliers’ facilities and procedures are also subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately cured. If any regulatory body were to require us or one of our API vendors to cease or limit production, our business could be adversely affected. Identifying alternative vendors and obtaining regulatory approval to change or substitute API or to manufacture finished product can be time consuming and expensive. Any resulting delays and costs could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our shares to decline. We cannot assure you that we or our API vendors (including Jubilant) will not be subject to such regulatory action in the future.

The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to cGMP. We may be subject from time to time to product recalls initiated by us or by the FDA. As an example, in March 2011 we initiated a voluntary recall of batches of two strengths (4mg and 8mg) of methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. We believe that there was no health hazard associated with the non-conforming batches, and our recall was designated a Class III recall by the FDA. A Class III recall is one in which the use of, or exposure to, the recalled product is not likely to cause adverse health consequences. In connection with this recall, we voluntarily elected to make certain process revalidation and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from methylprednisolone tablets during our fiscal year ended March 31, 2011. We re-launched our 4mg methylprednisolone dose packs in June 2011. Delays in obtaining regulatory approvals, the revocation of prior approvals, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Furthermore, violations by us or our API vendors of FDA regulations and other regulatory requirements could subject us to, among other things:

•	warning letters;
•	fines and civil penalties;
•	total or partial suspension of production or sales;
•	product seizure or recall;
•	withdrawal of product approval; and
•	criminal prosecution.

Any of these or any other regulatory action could have a material adverse effect on our business, financial position and results of operations.

We have a quality monitoring and testing programs and procedures designed to assure that all critical activities associated with the production, control and distribution of our drug products will be carefully controlled and evaluated throughout the manufacturing process. However, despite these quality programs and procedures, we cannot assure you that we or our API vendors will adhere to our quality standards or will be successful in ensuring that we or our API vendors’ facilities and the products manufactured in those facilities are cGMP compliant. If we or our API vendors fail to comply with our quality standards, our ability to compete may be significantly impaired and our business, financial conditions and results of operations may be materially adversely affected.

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and adversely affect our financial condition.

Our products must receive appropriate regulatory clearance from the FDA before they can be sold in the U.S. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	expanded or different labeling;
•	recall, replacement or discontinuance of certain products;
•	additional record keeping;
•	changes in methods to determine bioequivalence; and
•	payment of significant filing fees with ANDA submissions (including fees that could be required by the proposed Generic Drug User Fee Act).

Such changes, or new legislation, could increase the costs or delay or prevent sales of our products and our revenues may decline and we may not be able to maintain profitability. In addition, increases in the time that is required for us to obtain FDA approval of ANDAs could delay the commercialization of our new products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all, nor can we estimate the timing of the ANDA approvals with any reasonable degree of certainty.

Our markets are highly competitive and, if we are unable to compete successfully, our revenues could decline and our future profitability could be jeopardized.

The generic pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Par Pharmaceuticals, Inc., Sandoz Laboratories, Inc., Teva Pharmaceuticals Ltd., Mylan, Inc., Ranbaxy Pharmaceuticals, Sun Pharmaceuticals and its subsidiary Caraco Laboratories Inc., and Watson Pharmaceuticals, Inc.. In most cases, these competitors have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities.

The generic segment of the pharmaceutical market is characterized by a high level of price competition, as well as other competitive factors including reliability of supply, quality and enhanced product features. To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, results of operations and financial position could be adversely affected. Pricing pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products being introduced into a particular product market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale and create excess product supply, the ability of competitors to produce or otherwise secure API at lower costs than what we are required to pay to our suppliers and the access of competitors to new technology that we do not possess.

In addition to competition from established market participants, new entrants to the generic pharmaceutical market could substantially reduce our market share or render our products obsolete. Our products are generic versions of branded products. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval on this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. Our ability to sustain our level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches.

Branded pharmaceutical companies often take aggressive steps to thwart competition from generic companies. The launch of our generic products could be delayed because branded drug manufacturers may, among other things:

•	make last minute modifications to existing product claims and labels, thereby requiring generic products to reflect this change prior to the drug being approved and introduced in the market;
•	file new patents for existing products prior to the expiration of a previously issued patent, which could extend patent protection for additional years;
•	file patent infringement suits that automatically delay for a specific period the approval of generic versions by the FDA;
•	develop and market their own generic versions of their products, either directly or through other generic pharmaceutical companies (so-called “authorized generics”); and
•	file citizens’ petitions with the FDA contesting generic approvals on alleged health and safety grounds.

Furthermore, the FDA may grant a single generic manufacturer other than us a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 as patents or other exclusivity periods for branded products expire.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including us.

For the year ended March 31, 2012, our four largest customers accounted for 30%, 13%, 8% and 6% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operation, financial condition and cash flows. Except for our participation in the prime vendor program of the Department of Veterans Affairs relating to two products, none of our customers are party to any long-term supply agreements with us. Moreover, the contracts with the Department of Veterans Affairs do not have any minimum purchase requirements, provide for one year terms that are renewable for additional one year terms at the option of the Department of Veteran Affairs and can be cancelled by the Department of Veterans Affairs during any then current term for convenience. Accordingly all our customers, including the Department of Veterans Affairs, are able to change suppliers freely should they wish to do so.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

Consistent with industry practice we, like many generic product manufacturers, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product. As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Our business could suffer as a result of manufacturing difficulties or delays.

We rely on our facility located in Salisbury, Maryland for developing our product candidates and the manufacture of certain of our finished products. We also will be relying on certain of Jubilant’s facilities located in India for manufacture of certain of the products for which we acquire United States marketing rights pursuant to the 2011 Master Supply Agreement. Our and Jubilant’s manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Our business could suffer if certain of our or Jubilant’s manufacturing or other equipment, or a portion or all of our facility or Jubilant’s facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our and Jubilant’s control. Our or Jubilant’s inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows. Although we believe we and Jubilant possess adequate insurance for damage to our respective facilities and for the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our operations are subject to environmental, health and safety, and other laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

Our business, properties and products are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage and disposal of hazardous substances, waste and other regulated materials. Our product development programs, manufacturing processes and distribution logistics involve the controlled use of hazardous materials, chemicals and toxic compounds in our owned facility. As a result, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous materials and the discharge of pollutants into the air and water. Our programs and processes expose us to risks that an accidental contamination could result in (i) our noncompliance with such environmental laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of our properties (including those we might acquire in the future), we could be liable for cleanup obligations, damages and fines. We also could be liable, under applicable environmental laws and regulations, for environmental remediation and response costs at third-party locations where we dispose of or recycle hazardous substances. We have limited environmental liability insurance coverage, which would not, with respect to most environmental claims, provide coverage in excess of $100,000, if at all. The substantial unexpected costs we may incur could have a material and adverse effect on our business, results of operations, financial condition, and cash flows. In addition, environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Any modification, revocation or non-renewal of our environmental permits could have a material adverse effect on our ongoing operations, business and financial condition. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

We depend upon our key personnel, the loss of whom could adversely affect our operations; if we fail to attract and retain the talent required for our business, our business could be materially harmed.

Although we are an indirect majority-owned subsidiary of a substantially larger entity, Jubilant, a corporation organized under the laws of India, we depend to a significant degree on the principal members of our management and sales teams, the loss of whose services may significantly delay or prevent the achievement of our product development or business objectives. Each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. Our principal executive offices are located in Salisbury, Maryland, and there is limited personnel in the surrounding area with pharmaceutical experience, who tend to be located in areas where other pharmaceutical manufacturers are concentrated such as New Jersey, Puerto Rico or certain parts of North Carolina. In order to attract and retain talented personnel we may be required to conduct national and regional searches, which may be more complex than local searches and could require additional compensatory considerations to provide relocation, short term living arrangements and spousal placements which would not be the case if local personnel had the requisite skills. Although to date we believe that we have been able to attract and retain individuals with the requisite skills to satisfy our material operational requirements, in the future, we may not be able to attract or retain these individuals when needed on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

Our inability to manage our planned growth could harm our business.

As we expand our business, we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel in the areas of project development, quality assurance and facility compliance, cGMP compliance and regulatory affairs. As a result, our operating expenses and capital requirements may increase significantly. Our ability to manage our growth effectively requires us to forecast accurately our sales, growth and manufacturing capacity and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

We may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products.

Our business inherently exposes us to claims for injuries allegedly resulting from the use of our products. We may be held liable for, or incur costs related to, liability claims if any of our products cause injury or are found unsuitable during development, manufacture, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval for commercial use. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and resources;

•	compensatory damages and fines;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources; and
•	a decline in our stock price.

We currently have product liability insurance under a policy maintained by Jubilant for itself and few of its subsidiaries, including us, providing for insurance coverage with respect to third party product liability claims, in total for an aggregate amount of $45 million per annum for each event and in the aggregate, (subject to certain customary exclusions, including bodily injury to an employee of the insured arising out of and in the course of employment by the insured, workmen compensation, property damage to property owned or occupied by or rented to the insured, and liabilities arising out of deliberate or willful non-compliance with statutory provisions). Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to use greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

If our products conflict with the intellectual property rights of third parties, we may incur substantial liabilities and we may be unable to commercialize products in a profitable manner or at all.

We seek to launch generic pharmaceutical products either where patent protection or other regulatory exclusivity of equivalent branded products have expired, where patents have been declared invalid or where products do not infringe on the patents of others. Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of generic versions of products has been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. If our products were found to be infringing on the intellectual property rights of a third-party, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing product. These damages may be significant and could materially adversely affect our business. Any litigation, regardless of the merits or eventual outcome, would be costly and time consuming and we could incur significant costs and/or a significant reduction in revenue in defending the action and from the resulting delays in manufacturing, marketing or selling any of our products subject to such claims.

Recently enacted and future healthcare law and policy changes may adversely affect our business.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. While we will not know the full effects of this health care reform legislation until applicable federal and state agencies issue regulations or guidance under the new law, it is likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

We expect both federal and state governments in the U.S. and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare while expanding individual healthcare benefits. Existing regulations that affect the price of pharmaceutical and other medical products may also change which could impact the sales of our products. Cost control initiatives could decrease the price that we receive for any product we develop in the future.

If reimbursement for our current or future products is reduced or modified, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or are reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. These healthcare management organizations and third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and other healthcare products have been targeted in this effort. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict, and these changes may have a material adverse effect on our business. Any reduction in Medicare, Medicaid or other third-party payer reimbursements could have a material adverse effect on our business, financial position and results of operations.

We are subject to federal and state healthcare fraud and abuse laws which may adversely affect our business.

We are subject to various federal, state and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, marketing and pricing laws. In the United States, most of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and or state pharmaceutical assistance programs. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend our products (the so-called “antikickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws, not only prohibit us from submitting any false information to government reimbursement programs but also prohibit us and our employees from doing anything to cause, assist, or encourage our customers to submit false claims for payment to these programs. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and the Company itself, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions. The imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may require significant additional funds in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the regulatory environment or the loss of key relationships with suppliers or customers. Over the past few years, we have funded operations through our term loan and revolving credit facility with our bank, through loan advances from affiliates of Jubilant and through internal cash flow. However, if required, additional funding, by Jubilant or third parties may not be available to us on acceptable terms or at all. We could seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Some of these transactions may be with Jubilant and its affiliates and some may be with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends or unfavorable interest rates or interest rate risk. The issuance of additional debt, may also increase our debt expense and leverage relative to our earnings and to our equity capitalization, requiring us to pay additional interest expense, including under our term loan and revolving credit facility. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. If we are not able to obtain additional financing, when needed, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We may depend upon the availability of capital under our credit facilities to finance our operations. If our credit facilities are not available as a capital source, our operations and prospects could be adversely affected.

In addition to cash flow generated from sales of our products, we have from time to time financed our operations with a $6.5 million revolving credit facility (the “SBNY Revolver”) provided by State Bank of India, New York Branch (“SBNY”) to our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”). In February 2012, we also entered into a credit facility agreement (the “ICICI Bank Credit Facility Agreement”) with ICICI Bank NY providing for borrowings and other credit accommodations of up to $8.5 million. The SBNY Revolver expires in November 2012. The ICICI Bank Credit Facility Agreement expires in February 2013. Although we did not have any outstanding amounts under either of the credit facilities as of March 31, 2012, nor did we borrow under such credit facilities during the first quarter of our 2013 fiscal year, depending upon our cash flow requirements we may need to borrow under such facilities in the future. Accordingly, if we are unable to obtain an extension or replacement of either such credit facility when it expires, our operations could be adversely impacted.

Our credit facilities require Cadista Pharmaceuticals to satisfy certain financial covenants. At the end of fiscal years 2008 and 2009, Cadista Pharmaceuticals was out of compliance with the financial covenants under the SBNY Revolver, resulting in the imposition of default interest (consisting of a 2% increase over the otherwise applicable interest rate) on the loans outstanding under the SBNY Revolver in the immediate subsequent fiscal years, 2009 and 2010, respectively. Cadista Pharmaceuticals was in compliance with these financial covenants at the end of fiscal year 2010 (which was applicable for determining the imposition of a default interest rate for fiscal year 2011 as a result of financial covenant non-compliance). As of March 31, 2011 and March 31, 2012, Cadista Pharmaceuticals was in compliance with these financial covenants. Assuming that our credit agreement with respect to the SBNY Revolver is extended on substantially the same terms as currently in effect, of which no assurance can be given, there can be no assurance that we will be in compliance with the financial covenants under the SBNY Revolver as of the end of our 2013 fiscal year. There can also be no assurance, that if our credit agreement for the SBNY Revolver with SBNY is extended that the same financial covenants will continue to be applicable or that such financial covenants will continue to be measured as of the end of our fiscal year. The ICICI Bank Credit Facility Agreement requires that certain financial covenants be maintained as of March 31 and September 30 of each fiscal year. There can be no assurance that we will be in compliance with the financial covenants under such agreement at such times, or that if the ICICI Bank Credit Facility Agreement is extended after its scheduled expiration date in February 2013, that we will continue to be subject to the same financial covenants.

In addition to financial covenants, our credit facilities contains various other covenants with which Cadista Pharmaceuticals is required to comply, including covenants restricting Cadista Pharmaceuticals’ ability to incur additional indebtedness to banks and other financial institutions, create liens, make certain investments, sell assets, or enter into a merger or acquisition. In addition, upon ICICI Bank NY’s request, Cadista Pharmaceuticals may be required to obtain a credit rating with respect to itself or the loan transactions (and pursuant to the SBNY Revolver Cadista Pharmaceuticals is required to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating).

In connection with the amendment of our credit agreement with SBNY in February 2010, increasing the maximum amount under the SBNY Revolver from $3.0 million to $6.5 million, we are also required to provide a letter of comfort from State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, securing the enhanced amount of the SBNY Revolver (a “Letter of Comfort”). SBI CAG issued such a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY which expired in March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBNY on April 21, 2011, that has since been extended, so that it expires on the earlier of (i) March 31, 2013 or (ii) the date that all liabilities of Cadista Pharmaceuticals to SBNY have been extinguished. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the SBNY Revolver was reduced by $1.5 million from $6.5 million to $5.0 million and Jubilant pledged $2.0 million of collateral to SBNY to secure the SBNY Revolver. There can be no assurance that Jubilant will not cause such Letter of Comfort to be cancelled prior to its scheduled expiration or, that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Letter of Comfort. There is no assurance that Jubilant would provide additional collateral were such Letter of Comfort cancelled or otherwise not renewed.

The violation of the covenants under the credit facilities, including the financial covenants and the requirement to maintain a Letter of Comfort in the amount of $3.5 million, constitutes a default under the credit facilities. If a default occurs and is not timely cured or waived by the banks, in addition to imposing a penalty rate of interest (as SBNY previously imposed with respect to Cadista Pharmaceutical’s non-compliance with financial covenants), the banks could also seek remedies against us, including: (1) immediate repayment of the debt or (2) foreclosure on assets securing the credit facilities. As was the case previously when there was a lapse in the Letter of Comfort, the banks could also seek to reduce the availability under credit facilities. The credit facilities are asset based and can only be drawn down in an amount to which eligible collateral exists and can also be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of March 31, 2012, we were in compliance with all covenants under the credit facilities. No assurance can be given that we will maintain compliance with these covenants in the future.

If we are unable to comply with the financial and other covenants contained in the credit facilities, the banks may declare the outstanding borrowings under the facilities immediately due and payable. In such an event, our liquidity could be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to promptly obtain it, we may have to change our business plans, including significantly modifying or delaying the development and/or commercialization of new products which would have a materially adverse effect on our future results of operations. In the event that no alternative financing is available, we could be forced to drastically curtail operations, or dispose of assets, or cease further operations.

Currency exchange rate fluctuations may have an adverse effect on our business.

We generally incur sales and pay our expenses in U.S. dollars. Jubilant and all of our API suppliers are located in a foreign jurisdiction, including India and we believe they generally incur their respective operating expenses in local currencies. As a result, Jubilant and our API vendors may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their local currency fluctuates vis-a-vis the U.S. dollar. In this event, Jubilant and our API vendors may attempt to pass these increased costs back to us through increased prices for finished dosage products and API that they supply to us, which could have an adverse effect on our business.

To the extent we are paying expenses in a foreign currency and not in U.S. dollars, a decline in the value of the dollar relative to this foreign currency could negatively affect our actual operating costs in U.S. dollars and our reported results of operations, since we may have to pay more for the same finished dosage or API. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. We cannot guarantee that we will enter into any such currency hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

As a public reporting company, we expect our administrative costs to be significantly higher than they have been historically, which could make it more difficult for us to maintain profitability.

We first became a public reporting company in the second quarter of our 2012 fiscal year. As a public reporting company, we are required to prepare and file with the SEC annual, quarterly and current reports as well as proxy materials and forms relating to the changes in stock ownership of our officers and directors. Filing this information with the SEC will require professional fees and administrative costs in addition to those professional fees and administrative costs, we would have incurred were we not a public company. These additional costs will increase our operating expenses and make it difficult for us to maintain profitability.

We have not yet completed the assessment of our internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002 and the cost of compliance could be significant.

We are in the process of assessing our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations. Effective internal controls are necessary for us to provide reliable financial reports, to limit the risk of fraud and to operate successfully as a public reporting company. Our efforts to develop and maintain effective internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including controls that are necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act and SEC regulations. Although company management and our auditors are not required to provide reports related to our internal control over financial reporting for periods ending on or prior to our fiscal year ended March 31, 2012, the costs for assessing, developing, and maintaining effective systems of internal controls and, if required, obtaining an attestation report from an independent public accounting firm may be significant. Our management will be responsible for assessing, establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

To comply with these requirements, we might need to acquire or upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to establish and maintain our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective (or, if attestation by our auditors is required, in the event that our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.

Companies that qualify as “non-accelerated filers,” are exempt from having an independent auditor test and report on the effectiveness of their internal controls over financial reporting. We currently qualify as a non-accelerated filer, and were we to continue to fall within this category, by having a public float of less than $75 million, we would continue to be exempt. However, if in the future we fail to qualify as a non-accelerated filer, we would lose our exemption and would need to have an auditor test and report on the effectiveness of our internal controls over financial reporting.

Risk related to Our Common Stock

There is currently no trading market for our securities and a trading market may not develop in the future.

No market, public or private, for our Common Stock is in existence at this time and there can be no assurance that a market for our Common Stock will develop in the future. Accordingly, investors in our securities cannot be expected to be readily liquid. We are not currently applying for listing or quotation on any national securities exchange or other market. While our shares may be quoted on the OTC Bulletin Board or another market in the future, there can be no assurance that an active trading market for our Common Stock will develop or, if it does develop, that it will be maintained. Accordingly no assurance can be given that a holder of Common Stock will be able to sell those shares in the future or as to the price at which any such sale would occur.

Our stock price is likely to be volatile.

The market price for our Common Stock is likely to be volatile, in part because our shares have not been previously traded publicly. In addition, if a market for our Common Stock develops, the market price of our Common Stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	announcements of new product launches, commercial relationships, acquisitions or other events by us or our competitors:
•	failure of any of our products to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our operating results, or the operating results of our competitors;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	sales of large blocks of our common stock, including sales of our executive officers, directors and significant stockholders;
•	additions or departures of any of our key personnel;
•	announcements related to litigation;
•	changing legal or regulatory developments in the U.S. and other countries;
•	discussion of us or our stock price by the financial press and in online investor communities; and
•	actual or anticipated fluctuations in our operating results.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our Common Stock to decline or otherwise rapidly fluctuate. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.

Jubilant Life Sciences Ltd. and its affiliates can control all matters requiring approval by shareholders.

Jubilant and its affiliates beneficially own approximately 82.4% of our outstanding Common Stock as of March 31, 2012 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act or 1934, as amended). As a result, Jubilant and its affiliates, in view of their ownership percentage of our common stock, can control all matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

Our outstanding common stock is subject to dilution.

We may finance our future operations or future acquisitions in whole or in part through the issuance of Common Stock or securities convertible into or exercisable for Common Stock. In addition, we may use our Common Stock or securities exercisable for Common Stock as a means of attracting or retaining employees, consultants and management for our business. If we use our Common Stock for these purposes, our existing stockholders will experience dilution in the voting power of their Common Stock and the price of our Common Stock and earnings per share could be negatively impacted. Further, we reserve the right to offer, from time to time in our discretion, equity participation in our company to key employees, consultants and directors in order to obtain or retain the services of such persons. Any such subsequent issue of shares of capital stock in our company may have the effect of further diluting the value of the stock owned by our shareholders.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operations and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Because we are a holding company, our ability to pay cash dividends on our Common Stock is largely dependent upon the receipt of dividends or other distributions from our operating subsidiary.

Future sales by shareholders, or the perception that such sales may occur, may depress the price of our common stock

The sale or availability for sale of substantial amounts of our shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and also could impair our ability to raise capital through future offerings of our shares. As of March 31, 2012 there were 117,797,180 shares of Common Stock outstanding and options to purchase 749,547 shares of Common Stock outstanding. Of the shares of our Common Stock that were outstanding as of such date, 97,043,574 shares are owned by an indirect subsidiary of Jubilant Life Sciences Ltd. The 20,753,606 shares of Common Stock that are not owned by an indirect subsidiary of Jubilant Life Sciences Ltd. are freely tradable under Federal securities laws.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

We maintain our principal executive offices at our facility located at 207 Kiley Drive, Salisbury, Maryland. The facility measures 90,489 square feet, consisting of 6,645 square feet of office space, 44,522 square feet of warehouse, shipping, receiving and common area space and 39,322 square feet of manufacturing space. We own the property, subject to a mortgage to secure our bank facility.

We also lease additional office space, consisting of 2,997 square feet, located at 1155 Business Center Drive, Horsham, Pennsylvania. On February 29, 2012 we entered into a Second Amendment to the Lease (“New Lease”) for additional space of 1,277 square feet. The term of the New Lease commences on September 1, 2012 and the annual fixed rent will increase from $66,683.25 to $84,411.50 to account for this additional space.

Item 3.  Legal Proceedings

There are no material legal proceedings pending to which we are party or as to which any of our property is subject. Certain of our stockholders, unaffiliated with Jubilant, have, from time to time, threatened to bring an action against Jubilant, its affiliates and the Company, relating to various matters concerning the Stock Purchase Agreement, dated May 23 2005, executed by Jubilant Pharma Pte. Ltd. (a wholly owned subsidiary of Jubilant) pursuant to which it acquired 75% of our common stock; the Supply Agreement and the Stockholders Agreement, both dated June 30, 2005, that were entered into in connection with the closing of the transactions contemplated by such Stock Purchase Agreement; and the conduct of our business. Such an arbitration action was commenced by certain of such stockholders, unaffiliated with Jubilant, during the first calendar quarter of 2012. The action has been brought against Jubilant and certain of its subsidiaries. Neither we nor our subsidiary are a party to such arbitration action. However, given the inherent uncertainties with respect to any litigation, there can be no assurance that neither we nor our subsidiary will be named in such arbitration proceeding.

Item 4.  Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Market Prices of Common Stock

There is currently no public market for our Common Stock. Our Common Stock is not listed on any securities exchange or inter-dealer quotation system at the present time.

Holders

As of March 31, 2012 there were 117,797,180 shares of common stock outstanding and approximately 550 stockholders of record.

Dividends

 The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically we have not paid any cash dividends, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below for the years ended March 31, 2012, 2011, 2010, 2009, and 2008 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of March 31, 2012 and 2011 and for each of the years in the three-year period ended March 31, 2012, and the reports thereon, are included elsewhere in this report. The selected financial information presented for our operations for the fiscal years ended March 31, 2009 and 2008 and for our balance sheets as of March 31, 2010, 2009 and 2008 are derived from our audited Consolidated Financial Statements not presented in this report.

The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below in Item 7.

	Year Ended
	March 31,
	(In thousands, except per share data)
Operations Data:	2012	2011	2010	2009	2008
Revenues	$90,987	$42,171	$28,773	$22,056	$13,126
Costs of revenues (exclusive of depreciation and amortization)	34,791	27,441	21,906	16,968	10,100
Selling, general and administrative expense	4,826	4,398	3,598	4,609	4,363
Research and development	-	585	1,599	2,806	3,378
Depreciation and amortization	1,546	1,338	1,203	1,094	866
Income / (loss) from operations	49,824	8,409	467	(3,421)	(5,581)
Other income	198	89	10	109	200
Interest expense	149	324	385	789	558
Income before income taxes	49,873	8,174	92	(4,101)	(5,939)
Income tax expense (benefit)	16,752	1,048	(4,885)	1	-
Net income / (loss)	$33,121	$7,126	$4,977	$(4,102)	$(5,939)
Net income (loss) per common share – Basic	$0.28	$0.06	$0.04	$(0.04)	$(0.07)
Net income (loss) per common share – diluted	$0.28	$0.06	$0.04	$(0.04)	$(0.07)
Weighted average shares used in computing net income (loss) per share: basic	117,797,180	117,797,180	114,061,547	94,858,674	83,414,421
Weighted average shares used in computing net income (loss) per share: diluted	118,546,727	118,546,727	114,811,094	95,608,221	84,163,968

	As of
	March 31,
	(In thousands)
Balance Sheet Data:	2012	2011	2010	2009	2008
Cash and cash equivalents (including restricted cash)	$2,169	$794	$302	$566	$854
Working capital (1)	38,913	7,052	459	(4,147)	(8,254)

Total assets	68,511	36,358	30,927	23,011	21,082
Total debt (2)	-	6,845	7,012	8,956	10,883
Total liabilities	12,374	13,342	15,037	14,098	15,968

Total stockholders’ equity (deficit)	56,137	23,016	15,890	8,913	5,114

(1)	Working capital is the amount by which current assets (excluding cash and cash equivalents) exceeds current liabilities
(2)	Total debt includes the current portion of the long term debt and short term borrowings which have also been included in the working capital amount.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Report. Operating results are not necessarily indicative of results that may occur in the future periods. Certain statements in this Report under this Item 7, Item 1, "Business", Item 1A, “Risk Factors” and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. We disclaim any obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are engaged in the development, manufacture, sale and distribution of prescription generic pharmaceutical products in the United States through our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”). Pharmaceutical products commonly referred to as “generics” are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established non-proprietary drug names, rather than under a brand name. Generic pharmaceuticals are generally sold at prices significantly less than the brand product. Generic pharmaceuticals contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand–name pharmaceuticals already approved for use in the United States by the Food and Drug Administration (“FDA”). In order to gain FDA approval for a generic drug, we must file and the FDA must approve an abbreviated new drug application (“ANDA”) for such drug.

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer service, and distribution employees. For our fiscal years ended March 31, 2012 and March 31, 2011, approximately 95% and 99% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” of “Item 1. Business”). These drug development services represented Nil and 2% of our revenues in each of fiscal years 2012 and 2011, respectively.

We filed our first ANDA with the FDA in May, 1996, and through March 31, 2012 have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We received two FDA products approvals, for Oxcarbazepine and Alendronate during the fiscal year ending March 31, 2010. During our fiscal year ending March 31, 2011, we received two product approvals, for Meclizine hydrochloride and Cetirizine hydrochloride tablets, which were both approved in June 2010. We did not receive any new product approved, during our fiscal year ended March 31, 2012. Our marketing efforts relating to existing products have led to an increase in our revenues. For the fiscal year ended March 31, 2012, we reported net revenue of $90.99 million, representing an increase of 116% and 216% as compared to the fiscal years ended March 31, 2011 and 2010, respectively.

As of March 31, 2012, we marketed 10 products owned by us, all of which are prescription generic pharmaceutical products, and had a pipeline that included five new products, four of which are currently subject to ANDAs under review by the FDA and one of which is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review. The ANDAs currently under review by the FDA have been on file with the FDA for a period ranging from 24 to 48 months. The average approval time for our two ANDAs for which we received FDA approval during our fiscal year ended March 31, 2011 was approximately 30 months. In addition to the 10 products owned by us that we marketed as of March 31, 2012, we also marketed, as of March 31, 2012, one product under the 2011 Master Supply Agreement with Jubilant. We anticipate that our portfolio of marketed products will continue to grow as a result of launches of products under ANDAs that have already been approved, approval of our ANDAs currently under review by the FDA, approval of a future ANDA for a product that we have in an earlier stage of development, products that we market under the 2011 Master Supply Agreement with Jubilant, our process of identifying new product development opportunities and potentially acquiring from third parties ANDAs that have already been approved by the FDA. The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

The active compounds for our products, also called active pharmaceutical ingredients (“APIs”) are purchased from specialized manufacturers, including Jubilant, and are essential to our business operations. Each individual API must be approved by the FDA as part of the ANDA approval process. API manufacturers are also regularly inspected by the FDA. We do not manufacture API for any of our products at our Salisbury, Maryland facility. While we believe that there are alternative suppliers available for the API used in our products, any interruption of API supply or inability to obtain API used in our products, or any significant API price increase not passed on to our customers, could have a material adverse impact on our business operations and financial condition.

Results of Operations for the Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

	March 31
	2012	2011	Change
	$000’s	$000’s	$000’s	Percent
Revenues	90,987	42,171	48,816	116%
Costs of revenues (exclusive of depreciation and amortization)	34,791	27,441	7,350	27%
Research and development expense (exclusive of depreciation and amortization)	-	585	(585)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	4,826	4,398	428	10%
Depreciation and amortization	1,546	1,338	208	16%
Income from operations	49,824	8,409	41,415	493%
Other income / (expense) net	49	(235)	284	121%
Income before income tax	49,873	8,174	41,699	510%
Income tax expense	16,752	1,048	15,704	1,498%
Net income	33,121	7,126	25,995	365%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” in Item 1-“Business”). These drug development services contributed $Nil and $0.8 million of our revenue in fiscal year 2012 and 2011, respectively.

Revenues for the year ended March 31, 2012 increased 116% or $48.82 million to $90.99 million compared to revenues of $42.17 million from the prior fiscal year. The increase in revenues is mainly attributable to: (i) increase in sales of Methylprednisolone (ii) the full year impact of our marketing of Meclizine Hydrochloride, which we launched in June 2010, and (iii) a small increase in sales of Oxcarbezipine and Lamotrigine.

Total revenues of our top selling products were as follows:

	March 31,
	2012	2011	Change
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	54,361	9,176	45,185
Meclizine	13,478	11,671	1,807
Terazosin capsules	8,814	9,747	(933)
Cyclobenzaprine tablets	4,077	4,683	(606)
Other product revenues	10,257	6,096	4,161
Net product sales	90,987	41,373	49,614
Other revenues	-	798	(798)
Total revenues	90,987	42,171	48,816

During the year ended March 31, 2012, our top four products (Meclizine, Terazosin, Methylprednisolone, and Cyclobenzaprine) accounted for approximately 89% of our total net product sales and approximately 69% of our total consolidated gross margins for such year.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there has been only one competitor supplying this generic product in the U.S. market through the end of our last fiscal year. We believe one other competitor received FDA approval during the fiscal year 2012 and another competitor received such approval in first quarter of fiscal year 2013. We are not aware if they have entered the market since that date. The new competition could result in significant declines in our sales volume and unit price, which may negatively impact our revenues and gross margins in future periods.

We launched Terazosin capsules in 2006. We sell Terazosin capsules, which are the generic equivalent of Hytrin®, in four strengths, 1 mg, 2 mg, 5 mg, and 10 mg and three pack sizes for each strength. During both of our fiscal year ended March 31, 2012 and 2011, there were at least four competitors supplying this generic product in the U.S. market. The level of competition with respect to Terazosin negatively affects our gross margins from sales of this product, which decreased during the year ended March 31, 2012 as compared to the sales in the year ended March 31, 2011. Although we are not currently aware of new competitors who have commenced distributing this generic produce in the United States since the end of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in the market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during both our 2012 fiscal year and 2011 fiscal year, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the year ended March 31, 2012, we realized higher prices during the year ended March 31,2012 with respect to sales of finished Methylprednisolone products, as compared to our 2011 fiscal year. These higher prices resulted in higher gross margins on these products for the year ended March 31, 2012, as compared to the year ended March 31, 2011. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Cyclobenzaprine tablets in 2006. We sell Cyclobenzaprine tablets, which are the generic version of Flexiril®, in two strengths, 5 mg and 10 mg and two pack sizes for each strength. We believe that there were at least seven competitors supplying this generic product during each of the fiscal years ended March 31, 2012 and March 31, 2011. Cyclobenzaprine tablets are our highest volume product measured in units sold. However, given that there are at least seven competitors supplying this generic product, our pricing and gross margin for Cyclobenzaprine tablets remain under considerable pressure. Although we are not currently aware of new competitors who have commenced distributing this generic product in the United States since the end of our 2012 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues, in addition to sales from our top four products, during the year ended March 31, 2012 consisted of sales of Lamotrigine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets and Donepezil tablets. We commenced selling Donepezil tablets in the second quarter of our 2012 fiscal year pursuant to the 2011 Master Supply Agreement. Our revenues from sales of these other products increased during our fiscal year ended March 31, 2012 compared to our 2011 fiscal year. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

Cost of revenues increased 27% or $7.35 million to $34.79 million in the fiscal year ended March 31, 2012 compared to $27.44 million in the prior year. This increase in cost of revenues was mainly attributable to higher product sales in the current year partially offset by manufacturing efficiencies, including an increase in utilization of our manufacturing capacity.

Our cost of revenues as a percentage of net revenues in the fiscal year ended March 31, 2012, decreased 27% from our prior fiscal year, decreasing from 65% in the fiscal year ended March 31, 2011 to 38% in our fiscal year ended March 31, 2012. The majority of such 27% decrease was attributable to higher gross margins on Methylprednisolone 4mg tablets after relaunch of such product, partially, reduced by an increase in the cost of revenue of Meclizine. The remainder of such 27% decrease, is attributable to improvements in our manufacturing efficiency, including a reduction of the period of time that we require to change from manufacturing one product line to another during which our manufacturing equipment is not being utilized to manufacture product and manufacturing larger batch sizes of products, which reduces the number of product line changes we need to make during any given period.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses decreased 100% or $0.60 million to $Nil for the year ended March 31, 2012 compared to $0.60 million in the prior year. This decrease was principally attributable to no costs accounted towards pre-ANDA costs under the 2005 Supply Agreement, as well as no bio-study expenses related to new product development conducted during the year. The Company decreased product development activity based on the financial resources available to the Company had at the commencement of the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. Selling, general and administrative expenses do not include any amortization or depreciation costs.

Selling, general and administrative expenses increased 10% or $0.43 million to $4.83 million for the year ended March 31, 2012 compared to $4.40 million for the prior year. The increase in expense was primarily the result of increases of $0.32 million in payroll and benefits and $0.41 million in professional fees. We became a public reporting company in August 2011, pursuant to a Registration Statement on Form 10 that we initially filed with the SEC on June 1, 2011 and that was subsequently amended in July and August 2011. A material portion of the increase in the professional fees for our 2012 fiscal year compared to our 2011 fiscal year are the fees that we incurred in connection with this registration and being a public reporting company. As a public reporting company, we anticipate incurring a significant increase in general and administrative expenses as we operate as a public company compared to comparable periods when we were not a public company. These increases will likely include increased costs for insurance, costs related to hiring of additional personnel and payment to outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 16% or $0.21 million to $1.55 million for the year ended March 31, 2012 compared to $1.34 million for the prior year. This increase was primarily the result of the full year’s impact of assets acquired during the fiscal year ended March 31, 2011 and depreciation of assets acquired during the fiscal year ended March 31, 2012.

Other Income, net

Other income consists of interest and miscellaneous income offset against interest and other finance costs.

Other income, net increased 121% or $0.29 million to $0.05 million for the year ended March 31, 2012 compared to $(0.24 million) for the prior year. This increase was primarily the result of a reduction in interest costs due to a reduction in the effective interest rates and payment of installments of the term loan under SBNY credit facility, and an increase in interest income on a $10 million loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “HSL Loan”). The HSL Loan bears interest a rate equal to five percent (5%) per annum.

Income Tax Benefit, Expense

The income tax expense for the period increased by $15.71 million to $16.75 million for the year ended March 31, 2012 compared to $1.04 million for the prior year. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during fiscal year ended March 31, 2012 as compared to profits for the corresponding period of last year, the expense recognized out of deferred taxes in the period increased.

During the quarter ended December 31, 2011, we entered into a tax sharing agreement with Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), with an effective date of October 1, 2011 (the “Tax Sharing Agreement”). The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of March 31, 2012, the Company owed $0.6 million towards federal taxes and $0.01 million towards state taxes to Jubilant Holdings under the Tax Sharing Agreement. We make tax-sharing payments to Jubilant Holdings equal to the taxes that we would pay (or receive) if we filed a return on a stand-alone basis. During the year ended March 31, 2012, the Company paid $7.84 million to Jubilant Holdings under the Tax Sharing Agreement.

Results of Operations for the Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010

	March 31
	2011	2010	Change
	$000’s	$000’s	$000’s	Percent
Revenues	42,171	28,773	13,398	47%
Costs of revenues (exclusive of depreciation and amortization)	27,441	21,906	5,535	25%
Research and development expense (exclusive of depreciation and amortization)	585	1,599	(1,014)	(63)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	4,398	3,598	800	22%
Depreciation and amortization	1,338	1,203	135	11%
Income from operations	8,409	467	7,942	1,701%
Other expense, net	235	375	(140)	(37)%
Income before income tax	8,174	92	8,082	8,785%
Income tax expense / (benefit)	1,048	(4,885)	5,933	121%
Net income	7,126	4,977	2,149	43%

Revenues

Revenues for the year ended March 31, 2011 increased 47% or $13.40 million to $42.17 million compared to revenues of $28.77 million from the prior fiscal year. The increase in revenues is mainly attributable to new product launches in fiscal year 2011, in particular our launch of Meclizine Hydrochloride in June 2010, as well as an increase in revenue attributable to increasing the customer base for existing products. The favorable impact of new product introductions was partially offset by price declines on certain existing products due to increased competition for such products.

Total revenues of our top selling products were as follows:

	March 31,
	2011	2010	Change
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	9,176	9,684	(508)
Meclizine	11,671	-	11,671
Terazosin capsules	9,747	8,868	879
Cyclobenzaprine tablets	4,683	4,497	186
Other product revenues	6,096	4,890	1,206
Net product sales	41,373	27,939	13,434
Other revenues	798	834	(36)
Total revenues	42,171	28,773	13,398

During the year ended March 31, 2011, our top five products (Meclizine, Terazosin, Methylprednisolone, Cyclobenzaprine and HCTZ) accounted for approximately 90% of our total consolidated revenues and approximately 95% of total consolidated gross margins for such year. We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg. and 25 mg. strengths and two pack sizes for each strength. During our 2011 fiscal year we believe that there was only one competitor supplying this generic product in the U.S. Market. Any new competition could result in significant declines in our sales volume and unit price, which may negatively impact our revenues and gross margins in future periods.

We launched Terazosin capsules in 2006. We sell Terazosin capsules, which are the generic equivalent of Hytrin®, in four strengths, 1 mg, 2 mg, 5 mg, and 10 mg and three pack sizes for each strength. During both of our fiscal years, 2011 and 2010, there were at least four competitors supplying this generic product in the U.S. market. The level of competition with respect to Terazosin negatively affects our gross margins from sales of this product, which decreased from our 2011 fiscal year to our 2010 fiscal year. However, our volume of unit sales increased from our 2010 fiscal year to our 2011 fiscal year, resulting in an overall increase of our revenues from this product. We believe that the size of the market for Terazosin increased during 2011 which resulted in the higher level of unit sales during 2011 compared to 2010; however our proportionate market share may not have increased.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during both our 2011 fiscal year and our 2010 fiscal year, that there were at least four competitors supplying this generic product in the U.S. market in 4mg. and 8 mg. strengths in the U.S. market. We do not believe that there are any competitors currently supplying this generic product in 16 mg. or 32 mg. strengths in the U.S. market. Methylprednisolone tablets are a steroid product. Our gross margins are lower on the lower strengths of this product (i.e., 4 mg. and 8 mg. strengths), where volume is higher, and our gross margins are higher on the higher strengths of this product (i.e. 16 mg. and 32 mg) where our volumes are significantly lower. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011. We relaunched these products in June, 2011.

We launched Cyclobenzaprine tablets in 2008. We sell Cyclobenzaprine tablets, which are the generic version of Flexiril®, in two strengths, 5 mg and 10 mg and two pack sizes for each strength. We believe that there were at least seven competitors supplying this generic product during our fiscal year ended March 31, 2011 and eight competitors supplying this generic product during our fiscal year ended March 31, 2010. Cyclobenzaprine tablets are our highest volume product measured in units sold. However, given that there are at least seven competitors supplying this generic product, our pricing and gross margin for Cyclobenzaprine tablets remain under considerable pressure.

We launched HCTZ capsules and HCTZ tablets in 2008. We sell HCTZ capsules, which are the generic equivalent of Microzide® caps, in only one strength (12.5 mg.) and two pack sizes. We sell HCTZ tablets, which are the generic equivalent of Hydrodivril®, in two strengths (25 mg. and 50 mg.) and two pack sizes for each strength. During both of our fiscal years ended March 31, 2011 and 2010, there were at least five competitors supplying this generic product in capsules and eight competitors in tablets. As a result of there being a number of competitors selling generic equivalents of these products, our pricing and gross margins for these products were under considerable pressure during our 2011 and 2010 fiscal year.

Our other product revenues, in addition to sales from our top five product, during our 2011 fiscal year consisted of sales of Prednisone tablets, Prochlorperazine tablets, Lamotrigine tablets and Oxcarbazepine tablets. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products were under significant pressure during our 2010 and 2011 fiscal years. Our revenues from sales of these other products increased during our fiscal year ended March 31, 2011 compared to our 2010 fiscal year primarily because of our launch of Oxcarbazepine tablets during our 2011 fiscal and, we believe because of, an increase in our share of the U.S. market for Prednisone tablets.

Cost of Revenues

Cost of revenues increased 25% or $5.53 million to $27.44 million in the fiscal year ended March 31, 2011 compared to $21.91 million in the prior year. This increase in cost of revenues was mainly attributable to higher product sales in the current year partially offset by manufacturing efficiencies, including an increase in utilization of our manufacturing capacity.

Research and Development Expenses

R&D expenses decreased 63% or $1.00 million to $0.60 million for the year ended March 31, 2011 compared to $1.60 million in the prior year. This decrease was principally attributable to lower costs accounted towards pre-ANDA costs under the 2005 Supply Agreement, as well as a reduction of bio-study expenses related to new product development. The Company decreased product development activity based on the financial resources available to the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22% or $0.80 million to $4.40 million for the year ended March 31, 2011 compared to $3.60 million for the prior year. The increase in expense was primarily the result of increases of $0.26 million in payroll and benefits and $0.23 million in professional fees.

Depreciation and Amortization

Depreciation and amortization increased 11% or $0.14 million to $1.34 million for the year ended March 31, 2011 compared to $1.20 million for the prior year. This increase was primarily the result of the full year’s impact of assets acquired during the fiscal year ended March 31, 2010 and depreciation of assets acquired during the fiscal year ended March 31, 2011.

Other expense, net

Other expense, net decreased 37% or $0.14 million to $0.24 million for the year ended March 31, 2011 compared to $0.38 million for the prior year. This decrease was primarily the result of a reduction in interest costs due to a reduction in the effective interest rates and an increase in miscellaneous income.

Income Tax Benefit, Expense

The income tax benefit for the period decreased by $5.93 million to the expense of $1.04 million for the year ended March 31, 2011 compared to benefit of $4.89 million for the prior year. The income tax benefit in prior year represents the change in deferred tax assets valuation allowance with respect to the past accrued losses. The Company recognized the deferred tax assets in fiscal year ended March 31, 2010 as a result of improved performance from operations and it was more likely that the past carry forward losses would be utilized in the future. As the Company has generated profits in the 2011 fiscal year and the absence of major change in deferred tax assets, the benefits recognized in the previous fiscal years are reduced.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facility with our banks. As of March 31, 2012, we had no outstanding borrowings under our bank credit facility. As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $2.13 million, and $15 million in availability under our revolving credit facility with our banks.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching six products that are represented by two ANDAs that have been approved and the four ANDAs that are pending approval by the FDA as of March 31, 2012; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; and successfully identifying and sourcing other new product opportunities.

Our existing $6.5 million revolving credit facility (the “SBNY Credit Facility”) with State Bank of India, New York Branch (“SBNY”) expires on November 18, 2012. In February, 2012 we entered into an additional credit facility (the “ICICI Bank Credit Facility”) with ICICI Bank Limited, New York permitting borrowings and other credit accommodations of up to $8.5 million, which has a one year term. Although the ICICI Bank Credit Facility should provide an additional source of liquidity, our failure to extend our SBNY Credit Facility after it expires in November could adversely affect our operations. As additional security for the SBNY Credit Facility, Jubilant has arranged for a Letter of Comfort to be issued by its lender under its credit facility to SBNY, which Letter of Comfort expires no later than March 31, 2013. There can be no assurance that Jubilant will not cause such Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Letter of Comfort. Such cancellation of the current Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the current Letter of Comfort, could negatively impact our credit facilities under our SBNY Credit Agreement, including a reduction in the maximum amount of permitted revolving loans. Although the ICICI Bank Credit Facility should provide an additional source of liquidity, any such reduction or other negative impact could adversely impact our operations, See - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Facility” below for a more detailed description of our current credit facilities.

Based on our existing business plan, we believe our existing sources of liquidity as of March 31, 2012 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers, our inability to extend or replace our current credit facility with SBNY when it expires in November 2012 or our credit facility with ICICI Bank NY when it expires in February 2013, the withdrawal of the current Letter of Comfort, issued in connection with our credit facility with SBNY, prior to its scheduled expiration or the failure of a substitute Letter of Comfort to be issued upon the expiration of the current Letter of Comfort.

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

Cash Flows

Overview

On March 31, 2012, cash and cash equivalents on hand totaled $2.17 million, working capital totaled $38.91 million and our current ratio (current assets to current liabilities) was approximately 4.50 to 1.

The following tables summarize key elements of our financial position and sources and uses of cash and cash equivalents as of each of the three years ended March 31, 2012, 2011 and 2010:

	As of March 31,
Summary of Financial Position:	2012	2011	2010
	(in thousands)
Cash and cash equivalents (including restricted cash)	$2,169	$794	$302
Working capital (excluding cash and cash equivalents)	38,913	7,052	459
Total assets	68,511	36,358	30,927
Long-term debt (excluding current portion) net of cost of debt	-	-	1,992

	For the year ended March 31,
	2012	2011	2010
Net cash (used in) / provided by:	(in thousands)
Operating activities	$22,418	$3,483	$(587)
Investing activities	(14,190)	(1,804)	(721)
Financing activities	(6,853)	(1,187)	1,044
Net increase / (decrease) in cash and cash equivalents	1,375	492	(264)

Sources and Uses of Cash

Operating activities. Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided in operating activities was $22.42 million for the fiscal year ended March 31, 2012, compared to $3.48 million for 2011 and $(0.59) million for 2010. This net increase in cash in 2012 compared to 2011 was primarily due to an increase in income from operations of $51.60 million (after adjustments of noncash items amounting to $18.48 million) offset by a decrease in cash due to an acquisition of inventory, which resulted in a net cash use of $6.91 million to meet future sales demands and launch new products. Accounts receivable in fiscal 2012 increased over the prior year as a result of higher sales causing a $9.98 million use of cash. These cash outflows in fiscal 2012 compared to fiscal 2011 were increased by a $11.76 million reduction in accounts payable and other payables. Net cash used by operations was higher in fiscal 2011 compared to 2010 primarily due to increase in income of $9.40 million (after adjustments of non-cash items amounting to $2.27 million) offset by a decrease in cash due to acquisition of inventory, which resulted in a net cash use of $1.73 million to meet future sales demand and launch new products. Accounts receivable in fiscal 2011 increased over the prior year as a result of higher sales causing a $3.88 million use of cash. These cash outflows in fiscal 2011 compared to fiscal 2010 were further increased by a $0.60 million reduction in accounts payable and other payables.

Investing activities. Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $14.19 million for the year ended March 31, 2012, compared to $1.80 million for the year ended March 31, 2011 and $0.72 million for the year ended March 31, 2010. The primary reason for this increase was a greater investment in equipment purchases and facility modification and the loan, in the amount of $10 million, made to HSL Holdings, an affiliated company during the 2012 fiscal year. During fiscal years 2011 and 2010 capital expenditures primarily consisted of the purchase of equipment to support increased production at our Salisbury, Maryland facility and additionally during our 2011 fiscal year, the modification of this facility. We are also investing in upgrading its facility to meet the specific requirements for manufacturing a product. The upgradation is expected to be completed by end of third quarter of fiscal year 2013.

Financing activities;  Financing cash flows consist primarily of borrowings and repayments of debt and issuances and repurchases of common stock. Net cash used by financing activities was $6.85 million for the year ended March 31, 2012, compared to $1.19 million for the year ended March 31, 2011 and $1.04 million provided for the year ended March 31, 2010. The reduction in cash flow from financing activities was due to the scheduled repayment of long term debt and the reduction of our short term borrowings under our “SBNY Revolver” (as defined below under “Bank Facilities”). Financing activities during our 2012 fiscal year consisted of net payment under our SBNY Revolver of $4.85 million and repayment of $1.992 million (gross $2.0 million less amortized debt syndication charges of $0.008 million) principal amount of “SBNY Term Loans” (as defined below under “Bank Facilities”). During our 2011 fiscal year, the Company used $2 million against SBNY Term Loans and $1.04 for repayment of loans from affiliates; the Company also received $1.82 million under the SBNY Revolver.

Bank Facilities

Cadista Pharmaceuticals has been a party to a Credit Agreement (as amended, the “SBNY Credit Agreement”) with State Bank of India, New York Branch (“SBNY”) and Bank of Baroda entered into in September 2006, and which has subsequently been amended. The facilities under the Credit Agreement initially included a $3.0 million Revolving Credit Facility (the “SBNY Revolver”) and initial advances of $8.0 million in term loans (“SBNY Term Loans”). Proceeds of SBNY Term Loans were used principally to renovate and expand our facility in Salisbury, Maryland and to purchase equipment for that facility. Proceeds from loans under the SBNY Revolver are used primarily for working capital purposes. Principal on the SBNY Term Loans was payable in eight equal installments of principal every six months commencing 12 months after the weighted average drawdown date, which was April 24, 2007, with the final payment of $1.0 million paid on October 24, 2011. The SBNY Term Loans bore interest, payable monthly, at a rate of six month LIBOR plus 165 basis points. The original SBNY Credit Agreement was amended in February 2010 to increase the total amount available under the SBNY Revolver to $6.5 million and increase the applicable interest rate under the Revolver from six months LIBOR plus 175 basis points to six month LIBOR plus 275 basis points. The SBNY Revolver is payable upon demand, pursuant to the terms of the SBNY Credit Agreement. Interest on the SBNY Revolver is payable monthly. The principal of the SBNY Revolver can be prepaid without penalty or premium. As of March 31, 2012, there was no amount outstanding under the SBNY Revolver.

The SBNY Revolver is secured by all of Cadista Pharmaceuticals’ goods and inventory, accounts receivable, contract rights and current assets. Term Loans under the SBNY Credit Agreement were secured by all other assets of Cadista Pharmaceuticals not securing the SBNY Revolver. Loans under the SBNY Credit Agreement are guaranteed by Cadista Holdings Inc. Loans under the Credit Agreement were initially guaranteed by Jubilant Pharma Pte. Limited, which guarantee was terminated by mutual agreement in October 2007. Jubilant Pharma Pte Limited had pledged its stock of Cadista Holdings Inc. to secure Cadista Pharmaceuticals’ obligations under the SBNY Credit Agreement, and Generic Pharmaceuticals Holdings Inc. (an indirect majority owned subsidiary of Jubilant Pharma Pte. Ltd. and an indirect wholly-owned subsidiary of Jubilant) to whom such shares were transferred on September 30, 2011, has continued such pledge. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In connection with the amendment of the Original SBNY Credit Agreement in February 2010, increasing the maximum amount under the SBNY Revolver from $3.0 million to $6.5 million, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals, to SBI NY, including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Cadista Pharmaceuticals, for up to $3.5 million principal amount of loans funded by SBI NY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the SBNY Credit Agreement. The Original Letter of Comfort expired in March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the SBNY Revolver was reduced by $1.5 million from $6.5 million to $5.0 million and Jubilant pledged $2.0 million of collateral to SBI NY to secure the SBNY Revolver.

The Replacement Letter of Comfort was issued pursuant to Jubilant’s credit facility with SBI CAG. The Replacement Letter of Comfort was effective until the earlier of (a) March 31, 2012 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBI NY have been extinguished. The Replacement Letter of Comfort has been extended to have an expiration date of March 31, 2013. However, there can be no assurance that Jubilant will not cause the Replacement Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit such Letter of Comfort to be extended or a new Letter of Comfort to be issued in substitution for the expiring Replacement Letter of Comfort. Such cancellation of the Replacement Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the Replacement Letter of Comfort, would constitute a default under the SBNY Credit Agreement and could negatively impact our credit facilities under our SBNY Credit Agreement, including a reduction in the maximum amount under the SBNY Revolver or termination of such facility. Any such reduction or other negative impact could cause us to reduce or curtail some or all of our operations, or otherwise negatively affect our results of operations.

The SBNY Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista’s fiscal year. “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year. As of the end of its 2009 fiscal year Cadista Pharmaceuticals was out of compliance with the foregoing covenants which was applicable for determining the imposition of default interest (as a result of financial non-compliance) for the immediate subsequent fiscal year 2010. Cadista Pharmaceuticals regained compliance at the end of fiscal year 2010 (which was applicable for determining the imposition of a default interest rate for fiscal year 2011 as a result of financial covenant non-compliance). Cadista Pharmaceuticals was in compliance with these ratios at the end of each of fiscal years 2011 and 2012. As a result of being out of compliance Cadista Pharmaceuticals paid a default interest rate of interest (2% increase over the otherwise applicable interest rate) on the SBNY Term Loans and the SBNY Revolver during fiscal year 2010.

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

On February 2, 2012 Cadista Pharmaceuticals entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to the security interest of ICICI Bank Limited, New York Branch (“ICICI Bank NY”), which is described below, in those items of collateral in which both ICICI Bank NY and SBNY will have a security interest; (ii) the extension of the expiration date of the revolving credit facility from March 21, 2012 to November 18, 2012; (iii) establishing a $1.0 million sub-limit for the issuance of letters of credit under the revolving credit facility; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating.

Our existing $6.5 million revolving credit facility with SBNY expires on November 18 , 2012. If we are unable to obtain an extension or replacement of such facility when it expires in November 2012, our operations could be adversely impacted.

On February 2, 2012 Cadista Pharmaceuticals entered into a credit facility agreement (the “ICICI Bank Credit Facility Agreement”) with ICICI Bank NY, providing for borrowings and other credit accommodations of up to $8.5 million (the “Maximum Amount”). The ICICI Bank Credit Facility Agreement contemplates that ICICI Bank NY may extend the following loans and credit accommodations to Cadista Pharmaceuticals to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans (“ICICI Bank Revolving Loans;” and the credit facility pursuant to which such loans are issued, the “ICICI Bank Revolving Loan Credit Facility”); the issuance of letters of credit for Cadista Pharmaceuticals account (the “ICICI Bank Letters of Credit Facility”); and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices (the “ICICI Bank Bill Discounting Facility”). The ICICI Bank Credit Facility Agreement has a term that expires on the first anniversary of the agreement.

ICICI Bank Revolving Loans are extended and required to be repaid so that the ICICI Bank Revolving Loans, together with the amounts drawn under or due and owing under the ICICI Banks Letters of Credit Facility and the ICICI Bank Bill Discounting Facility, do not exceed a specified percentage of the sum of (i) accounts receivable satisfying certain criteria and subject to certain adjustments and (ii) inventory created and used in Cadista Pharmaceutical’s ordinary course of business. The ICICI Bank Letters of Credit Facility provides for the issuance of letters of credit, with durations ending prior to the first anniversary of the ICICI Bank Credit Facility Agreement. The ICICI Bank Bill Discounting Facility provides for advances, based upon invoices issued to specified customers, subject to a sublimit per customer of $4.0 million in the aggregate. The aggregate amount of loans and credit accommodations that are provided under the three facilities is capped at the Maximum Amount.

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

As of March 31, 2012, we had no outstanding balance under the ICICI Bank NY Credit Facility.

Contractual Obligations and Commitments

The following table summarizes our expected cash payments on contractual obligations as of March 31, 2012. Some of the amounts included herein are based on management’s estimates and assumptions about some of these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. In addition, the actual amount that may be required in the future to repay our bank credit facilities may be different, including as a result of additional borrowings under our credit agreement.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations and other debt(1)	-	-	-	-	-
Operating lease obligations(2)	411	110	173	128	-
Other obligations and commitments(3)	2,674	2,674	-	-	-
Total (4)	$3,085	$2,784	$173	$128	$—

(1)	Amount represents total anticipated cash payments and anticipated interest payments, as applicable, on our bank credit facilities, our short-term debt obligations and the current and long-term portion of our long term-debt obligations assuming existing debt maturity.
(2)	Includes annual minimum lease payments related to non-cancelable operating leases.
(3)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment.
(4)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for short-term debt and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At March 31, 2012, we have open purchase orders, that represent authorizations to purchase rather than binding agreements, that are not included in the table above.

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

Capital Expenditures

Our capital expenditures during our fiscal year 2012, 2011, and 2010 were $4.19 million, $1.81 million and $0.73 million respectively. Capital expenditures in each such fiscal year were attributable to the upgrade of the facility to meet specific requirements to manufacture one of the products and to purchase of scientific equipment and improvements to our Salisbury, Maryland facility.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales operating results will not be impacted by inflation in the future.

Critical Accounting Policies

Critical accounting policies are those that require application of our management’s most difficult, subjective or complex judgments often as a need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The most significant estimates in our consolidated financial statements are discussed below. Actual results could vary from those estimates.

 Revenue Recognition and Provision for Sales Returns and Allowances

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

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

If an arrangement contains more than one element, the arrangement consideration is allocated among separately identified elements based on relative fair values of each element or residual method.

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

We are currently performing services pursuant to only one development contract, which we entered into on December 1, 2009 with a large pharmaceutical company. Under such agreement we provide services to scale up the manufacture of a designated product, including production of regulatory registration batches and validation batches of such product. Based on the scope of work contemplated, this contract provides for milestone payments to us aggregating $0.87 million upon the completion of six development milestones and for additional payments for raw materials, components and handling charges (which have aggregated $0.007 million from the commencement of the contract through March 31, 2012). The development agreement also contemplates our provision of additional services related to the scale up of the designated product, for which we will receive mutually agreed payments upon the completion of such additional services. Of the total payments due upon completion of the milestones, 16.83%, 24.87%, 5.01%, 14.80%, 20.16% and 18.33% are due upon completion of the first, second, third, fourth, fifth and sixth milestones, respectively. One-half of the total specified payments for achievement of all milestones was paid to us upon execution of the agreement, with the remainder of the milestone payments to be invoiced by and payable to us upon completion of each respective development milestone. For each of our fiscal years ended March 31, 2010 and March 31, 2011, the development contract generated revenues of approximately $0.8 million. No revenues were generated under the development agreement in our 2012 fiscal year. The Company recognizes revenue related to its milestone activities on a percentage of completion method. At the time of invoicing upon achieving a milestone, the 50% deposit is adjusted from the invoice. From time to time the other contracting party (the “Development Requesting Party”) requests us to perform additional activities as part of the activities described in the contract that were not contemplated by our contract, for which we invoice the Development Requesting Party and recognize revenue, based upon the percentage of completion method (except to the extent these additional activities relate to modification of equipment, for which we recognize revenue based upon the estimated life of the project). In case a completely additional activity is requested, the revenue is recognized upon completion of the activity. The Development Requesting Party also transferred certain equipment to us, without charge, in connection with our entering into the development contract, the fair value of which is recognized as revenue over the estimated life of the project. The estimated life of the project is evaluated by us on a regular basis. As of March 31, 2012, we have received total payments under this contract (including the fair value of the equipment transferred to us without charge by the Development Requesting Party) of approximately $1.822 million. We have completed and received payment for the first five milestones. We have not yet completed the sixth milestone (which is the final milestone), the milestone payment for which is 18.33% of the total milestone payments of $0.87. Upon achievement of this final milestone we will credit one-half of such milestone payment from the initial payment received upon execution of the contract, leaving a remaining payment of approximately $0.08 million to be paid with respect to the completion of the final milestone. This contract remains in effect until the earlier of: all contemplated development work is completed; a party terminates for breach by the other party; or the Development Requesting Party terminates the contract without cause upon at least 30 days prior written notice. If the Development Requesting Party were to terminate the contract without cause, or we were to terminate the contract as a result of a default by the Development Requesting Party, we are entitled to full payment of the amount corresponding to the development milestone with respect to which we are then engaged. Pursuant to the terms of the contract, there are no penalties or refunds that would be applicable in the event the contract is terminated by either party.

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

Chargebacks — The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. Historically we have validated the chargeback accrual annually through a review of the inventory reports obtained from our largest wholesale customers. Commencing with our 2012 fiscal year, we conduct such reviews quarterly based upon such inventory reports. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% - 90% of our chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers and Medicaid rebates based on claims from Medicaid benefit providers.

Volume rebates are generally offered to customers as an incentive to continue to carry our products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing our provision for rebates. We continually monitor our customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. We monitor Medicaid legislative changes to determine what impact such legislation may have on our provision for Medicaid rebates. Our accrual of Medicaid rebates is based on historical payment rates and is reviewed on a quarterly basis against actual claim data to ensure the liability is fairly stated.

Returns and Other Allowances — Our provision for returns and other allowances include returns, pricing adjustments, promotional allowances. Bill back adjustments primarily reflect the service level penalties and are charged to our income statement at actual amounts.

Consistent with industry practice, we maintain a return policy that allows our customers to return product for credit. In accordance with our return goods policy, credit for customer returns of product is applied against outstanding account activity or by check. Product exchanges are not permitted. Customer returns of product are not resalable unless the return is due to a shipping error and then only if the item is returned within 14 days of shipment. Our estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to help evaluate our reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to begin carrying our product. We establish a reserve for promotional allowances based upon these contractual terms.

Bill back adjustments are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price.

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. Our customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

The estimation process used to determine our SRA provision has been applied on a consistent basis and there have been no significant changes in underlying estimates that have resulted in a material adjustment to our SRA reserves. The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Our gross revenues for the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

Description	2012	2011	2010
Gross Revenues	120,010	57,819	37,926
Chargebacks	13,021	12,199	7,290
Rebates, fees, incentives and cash discounts	11,028	2,491	1,924
Medicaid	1,677	1,104	656
Returns	1,943	651	117
Price Protection Reserve	1,354	-	-
Net product sales	90,987	41,374	27,939
Net to Gross %	75.8%	71.6%	73.7%

The following tables summarize the roll forward for the fiscal years ended March 31, 2012, 2011 and 2010 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the Year Ended March 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	13,021	-	13,271	1,427
Rebates and incentive programs	1,199	10,519	-	7,454	4,264
Returns	457	2,012	(69)	593	1,807
Cash discounts and other	254	2,186	-	1,985	455
Price Protection reserve	-	1,386	(32)	-	1,354
Total	3,587	29,124	(101)	23,303	9,307

	For the Year Ended March 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	843	12,199	-	11,365	1,677
Rebates and incentive programs	809	2,491	-	2,101	1,199
Returns	123	651	-	317	457
Cash discounts and other	93	1,104	-	943	254
Total	1,868	16,445	-	14,726	3,587

	For the Year Ended March 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,951	8,321	(1,031)	8,398	843
Rebates and incentive programs	628	1,924	-	1,743	809
Returns	123	117	-	117	123
Cash discounts and other	94	656	-	657	93
Total	2,796	11,018	(1,031)	10,915	1,868

(1) Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is waiting to enter the marketplace. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, and lower of cost (first-in, first-out method) or market (net realizable value) write downs. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of revenues.

Depreciation on Property, plant and equipment

The Company depreciates property, plant and equipment over the estimated useful life using the straight-line method.

The estimated useful lives of assets are as follows:

Building	30 years

Machinery and equipment	4 - 10 years

Office furniture and equipment	10 years

Computers	5 years

Vehicles	3- 5 years

Any change in the estimated life would have the impact on our financial position.

Intangible assets and amortization

Intangible assets are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed. The estimated useful lives of the intangible assets are as follows:

Abbreviated New Drug Applications (ANDAs)	10 years

The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. Any change in the estimated life would have the impact on our financial position.

Research and development

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts, acquired in-process product development, as well as external API, contract research and bioequivalence study costs associated with the development of our products. Capital expenditure incurred on equipment and facilities that are acquired or constructed for research and development activities and having alternative future uses is capitalized as tangible assets when acquired or constructed.

Income taxes

Income taxes are accounted for using the asset and liability method. The current charge for income taxes is calculated in accordance with the relevant tax regulations applicable to us. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance of any tax benefits of which future realization is uncertain.

In assessing the realisability of deferred tax assets, management considers whether it is more likely than not, that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

We apply a two-step approach for recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement.  We include interest and penalties related to unrecognized tax benefits within our provision for income tax expense.

On November 7, 2011, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Jubilant Life Sciences Holdings Inc. (Jubilant Holdings), the holder, through its wholly owned subsidiary, of over 82% of our outstanding common stock.  The Tax Sharing Agreement has an effective date of October 1, 2011.  The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns.  The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their incomes (losses and other credits) contribute to (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns.  We may recognize a benefit in the calculation of our provision for income taxes to the extent that foreign tax credits, capital losses and other tax attributes generated by us can be utilized both on a separate-company basis and in the consolidated or combined tax returns of Jubilant Holdings.

Other Accounting Estimates

In addition to the above described estimates, we make estimates regarding the following:

Allowances for our accounts receivable are made in accordance with our own assessments, which are based upon analysis of historical payment patterns, customer concentrations, customer credit worthiness and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. [Our current customer base consists of large wholesalers, highly established pharmacy retail chains and grocery chains. We have historically not experienced non-payment of receivables as a result of the financial condition of customers. As a result of this experience and the composition of our current customer base, during our fiscal years ended March 31, 2012 and 2011, we did not consider it necessary to establish a reserve for doubtful accounts based upon the present and prospective financial condition of our customers. Our past due receivables as of such dates were primarily based upon unresolved disputes with respect to particular shipments of products. These disputes are often resolved through proper documentation. At the point that we make a determination that we will not be able to resolve a dispute through proper documentation, we make a decision to write-off the resulting uncollectible receivable. Because our reserves for doubtful accounts receivable, as of March 31, 2012 and March 31, 2011, are primarily based upon the actual amount of our disputed receivables as of such dates they did not fluctuate in proportion to the increase in our accounts receivable from the end of our 2011 fiscal year to the end of our 2012 fiscal year. We determined that our reserve for doubtful accounts of $0.18 million was adequate as of March 31, 2012, based upon the then total amount of disputed accounts receivable that remain to be resolved through production of proper documentation at that date that were not otherwise written off during the year.

Our estimate of liability relating to pending litigation or other proceedings is based on currently available facts, advice from our legal counsel and our assessment of the probability of an unfavourable outcome. Taking into account the uncertainty of the ultimate outcome of any litigation and the amount of any losses, we reassess our estimates as and when additional information becomes available. Such revisions in our estimates could materially impact our results of operations and our financial position.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two, separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for the Company for fiscal years and interim periods within those years, beginning after December 15, 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. Our bank credit facilities bear floating interest rates that are tied to LIBOR and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our bank credit facilities of $ Nil (based on outstanding balances at March 31, 2012). We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At March 31, 2012, we had cash and cash equivalents of $2,169, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loan to fluctuate.

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of Cadista Holdings Inc. and its subsidiaries and the Report of Independent Registered Accounting Firm thereon, to be filed pursuant to Item 8 are included in Item 15.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the Securities and Exchange Commission filings. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to provide such reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions and a brief account of the business experience of our Directors and executive officers.

Name	Age	Position

Scott Delaney	43	President/Chief Executive Officer and Director

Ward Barney	60	Chief Operating Officer

Kamal Mandan*	50	Chief Financial Officer and Director

Frank C. Becker	76	Director

Arun Seth	60	Director

Neeraj Agrawal	38	Director

*Mr. Mandan was elected to the Board after R. Sankaraiah resigned as a director of the Company on May 4, 2012.

Scott Delaney has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Delaney is also the President and Chief Executive Officer of the Company, a position he has held since April 2009. He has spent over 18 years in the pharmaceutical industry, working for companies such as: Eli Lilly and Company (May 1996 to July 1999), as Neuroscience Specialty Representative / District Sales Trainer); Johnson and Johnson (Ortho Biotech) (July 1999 to June 2000), as Senior Product Specialist / Regional Sales Trainer; HEB Grocery Company (May 2001 to January 2004 ), as Director of Rx Procurement and Business Development; and Teva Pharmaceuticals (January 2004 to July 2005), as National Sales Sr. Director – US Generics. From July 2005 until joining the Company in April 2009, he held the position of Vice President – Sales for URL Pharma Inc., a specialty pharmaceutical company based in Philadelphia, Pennsylvania. Mr. Delaney received a B.B.A. in Accounting from Baylor University and a M.B.A. from the University of Texas at Austin. Mr. Delaney is a citizen of the United States.

Ward W. Barney is the Chief Operating Officer of the Company, a position he has held since December 2006. He received his B.S. in Electrical Engineering from California State University at Los Angeles. Mr. Barney has held numerous positions in Engineering, Operations and Product Development during his 33 years of pharmaceutical experience with the last 17 years spent at the Vice President of Operations or Chief Operating Officer level. From 1986 to 1999, Mr. Barney held several different positions at McGaw Laboratories, the last being Vice President of Drug Delivery and Vice President of Operations. He was Vice President Operations with Pharmaceutical Formulations Inc. from 1999 till October 2006. Mr. Barney is a citizen of the United States.

Kamal Mandan has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 4, 2012. The Board of Directors elected Mr. Mandan to be a director of the Company after R. Sankaraiah’s resignation on May 4, 2012. Mr. Mandan is also the Chief Financial Officer of the Company, a position he has held since March 2006. He has over 21 years of broad financial experience, having worked in the engineering, chemical and pharmaceutical industries. He has worked for various Indian and German multinationals companies in India, Europe and the United States. For the last 12 years Mr. Mandan has been associated with Jubilant and its subsidiaries. Prior to joining Cadista in the United States., he worked in Belgium at one of the Jubilant group companies, Pharmaceuticals Services Inc., as Chief Financial Officer. Mr. Mandan worked as Manager Accounts in FAG Bearings, India from 1988 to 1994, Senior Manager Accounts with Anichem India Ltd from 1994 to 1996, Chief Accounts Manager at Gujarat Fluorochemicals Ltd from 1996 to 1999 and then with Jubilant as General Manager Accounts at their various manufacturing facilities. Mr. Mandan is a Chartered Accountant from India and is also a Certified Public Accountant. Mr. Mandan also serves as an officer and/or director of other entities that are Jubilant affiliates. Mr. Mandan is a permanent resident of United States and is a citizen of India.

Frank C. Becker has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Becker is currently the President of Greenfield Chemical, Inc., a pharmaceutical consulting and sourcing company which he founded in January 1998. Mr. Becker has been a director of Neopharm, Inc., a company registered under the Securities Exchange Act of 1934, which is engaged in the research, development and commercialization of drugs for the treatment of various cancers and diseases. From 1998 to 2002, Mr. Becker served as President and Chief Operating Officer and was a member of the Board of Directors of Sicor Pharmaceuticals, a maker of injectable pharmaceuticals. Mr. Becker is a partner in Southport Marina Development LLC, a firm operating Southport Marina in Kenosha, Wisconsin. Prior to the foregoing relationships, Mr. Becker spent over 35 years at Abbott Laboratories, most recently as Vice President of Process Research and Chemical Manufacturing. Mr. Becker also serves on the Board of Directors of Regis Technologies, a provider of synthesis and separation services. Mr. Becker received his MBA in Finance from the University of Chicago and a B.S. Degree in chemical engineering from Purdue University. Mr. Becker is a citizen of the United States. Mr. Becker’s extensive experience in the pharmaceutical industry at both large and small companies and his senior management level positions led the Board to conclude that he would be a valued member of the Board.

Arun Seth has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Since December 2004, Mr. Seth has been the Non-Executive Chairman of BT India Pvt. Ltd. ("BT India"), a subsidiary of British Telecommunications plc. From 1995 until becoming Non-Executive chairman in 2004, Mr Seth held a variety of positions with BT India including serving as its initial managing director. British Telecommunications plc is a wholly-owned subsidiary of BT Group plc, which is listed on the New York and London Stock Exchanges, and is a multinational telecommunications company. Mr. Seth has been an independent director of Jubilant Foodworks Limited since October 5, 2009. Jubilant Foodworks Limited is a food service company that operates a chain of Domino's Pizza stores in India, has securities publicly traded on the Bombay Stock Exchange and the National Stock Exchange of India and whose principal stockholders are Messrs. Shyam S. Bhartia and Hari Bhartia (and members of their immediate families and entities controlled by them) who are also Jubilant's principal stockholders. Mr. Seth also serves on the board of directors of the following companies: Balmer Lawrie & Co., Ltd. (a Government of India Enterprise which, among other things, manufactures industrial packaging, greases, lubricants and leather chemicals); Desi Crew Solutions Pvt. Ltd., (an Indian entity which sets up information technology enabled service centers in rural areas in India and employs and trains local people to meet the back office demands of clients); and Centum Learning Ltd. (an Indian entity which provides learning and skill-building solutions aimed at impacting business productivity, through its learning and development specialists located in India). Mr. Seth is a citizen of India.

Neeraj Agrawal has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Agrawal is currently the Chief Executive Officer – Generics of Jubilant, a position he has held since October 2010. Prior to that he held the following positions with Jubilant during the past five years: from July 2009 through September 2010 he was President-API and Dosage Forms; from July 2008 through June 2009 he was President – API; and from July 2006 through June 2008 he was Business Unit Head – API. Prior to his employment by Jubilant, he was an associate with McKinsey & Company and a senior consultant at Booz Allen Hamilton. Mr. Agrawal is a citizen of India.

As indicated above, except for Mr. Seth, each of our directors has extensive management and operational experience in one or more facets of the pharmaceutical industry, including research, product development, clinical and regulatory affairs, manufacturing, sales, marketing, strategic planning and finance, providing our company with the leadership needed by a pharmaceutical company in all stages of its development. Mr. Seth's senior level management experience, including serving as a director of companies in multiple industries, led the Board to conclude that he has the experience, qualifications, attributes and skills that would make him a valuable member of the Board.

Directors serve until the next annual meeting or until their successors are elected and qualified, Officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment.

Board Committees and Financial Expert

Our Board of Directors has no separate compensation and nominating committees, and therefore, our entire Board of Directors functions as such.

In May 2011 the Company appointed an Audit Committee comprised of Frank C. Becker, Arun Seth and R. Sankaraiah. Mr. Sankaraiah resigned as a director on May 4, 2012. With respect to all periods after its formation, the Audit Committee is responsible for selecting the Company's registered independent public accounting firm, approving the audit fee payable to the auditors, working with independent auditors and other corporate officials, reviewing the scope and results of the audit by, and the recommendations of, our independent auditors, approving the services provided by the auditors, reviewing our financial statements and reporting on the results of the audits to the Board, reviewing our financial controls and filings with the Securities and Exchange Commission ("SEC"); including meeting quarterly prior to the filing of our quarterly and annual reports containing financial statements filed with the SEC, and submitting to the Board its recommendations relating to our financial reporting, accounting practices and policies and financial, accounting and operational controls. Until the formation of the Company's Audit Committee in May 2011, the Company's entire Board of Directors functioned as its Audit Committee.

Our Board had determined that Mr. Sankaraiah was a "financial expert" as provided in applicable SEC regulations. However, Mr. Sankaraiah resigned from our Board and from our Audit Committee on May 4, 2012. Accordingly, we do not currently have a “financial expert” on our Audit Committee.

Board’s Role in Risk Assessment

The Board as a whole engages in risk oversight as part of its functions. We face numerous risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K, many of which are outside of our control. In addition, the Audit Committee reviews our insurance coverage and the Board and Audit Committee regularly monitors our liquidity position and operating expenses and reviews our capital funding needs. The Company believes the Board leadership structure effectively enables it to oversee risk management.

Shareholder Communications to the Board

Shareholders who wish to send communications to our Board of Directors may do so by sending them in care of our Secretary at Cadista Holdings, Inc., 207 Kiley Drive, Salisbury, Maryland 21801. The envelope containing such communication must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board Communication” or “Shareholder-Director Communication” or similar statement that clearly and unmistakably indicates the communication is intended for the Board. All such communications must clearly indicate the author as a shareholder and state whether the intended recipients are all members of the Board or just certain specified directors. Our Secretary will have the discretion to screen and not forward to Directors communications which the Secretary determines in his or her discretion are communications unrelated to our business or our governance, commercial solicitations, or communications that are offensive, obscene, or otherwise inappropriate. The Secretary will, however, compile all shareholder communications which are not forwarded and such communications will be available to any Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during its 2012 fiscal year.

Code of Ethics

The Company has adopted a code of ethics (the "Code") for our principal executive officer, principal financial officer, principal accounting officer, controller, persons performing similar functions (the "Designated Officers").  In addition to the Designated Officers, the Code is applicable to all employees of the Company. The Company will provide a copy of our Code to any person, without charge, upon request to Cadista Holdings Inc., Attention: Kamal Mandan, 207 Kiley Drive, Salisbury, MD 21801, (410) 912-3705. A copy of the Code is also available on our website www.cadista.com, under the “Corporate” section. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a narrative describing how compensation for our named executive officers is established and should be read in conjunction with the compensation tables and related narrative descriptions set forth below.

Our executive compensation program consists of an annual salary and bonus compensation, which is paid pursuant to bonus plans. The salary and bonuses serve to link executive pay to corporate performance. We currently have no equity based compensation program. In our fiscal year ending March 31, 2012 we maintained a bonus plan (the “Fiscal 2012 Bonus Plan”) covering our senior executive officers, except our Chief Executive Officer (“CEO”). Our CEO is covered under a personal bonus plan described below under “Employment Agreements and Arrangements-Mr. Delaney.”

Base salaries for our CEO, Chief Operating Officer and Chief Financial officer (“named executive officers”) are based on the scope of their responsibilities, taking into account competitive market compensation paid by comparable companies for similar positions. Base salaries for our named executive officers are reviewed annually by the Board of Directors in June and any adjustments are implemented in July. Our awareness of the market is gained by discussions with recruiters and the compensation sought by prospective candidates as well as the salaries of other employees of direct and indirect subsidiaries of Jubilant Life Sciences Ltd. We do not formally benchmark compensation to that paid by other companies.

Our Fiscal 2012 Bonus Plan provided our executive officers and management level employees, other than our CEO, with the opportunity to obtain, in addition to their base salary, an annual cash bonus that is dependent upon the Company achieving stated goals for the year ending March 31, 2012 (the “2012 fiscal year”). The Fiscal 2012 Bonus Plan provided that each of our eligible employees has a target bonus delineated as a percentage of actual salary earned during the fiscal year.

The target bonus is based on a number of performance criteria and each is assigned a weighting.  Each achievement level of a criterion is associated with a payout percentage as set forth in the following table:

Achievement Level	80-95%	95.1% to 100%	105.1% to 110%	110.1% to 115%	115.1% and over
Payout Percentage	50%	100%	125%	150%	175%

The maximum payout percentage is 175%. As a result, the maximum payment to a participant under the Fiscal 2012 Bonus Plan is determined by multiplying the employee’s target bonus percentage of Salary by 175%.

Depending on the achievement level of a criterion, (i) the criterion’s weighting from the table below is multiplied by the payout percentage associated with the achievement level for the criterion, and (ii) the result is further multiplied by the bonus salary percentage (20% in the case of Mr. Mandan and 30% in the case of Mr. Barney), and then (iii) that result is further multiplied by such employee’s salary to determine the dollar contribution to bonus of the criterion. The sum total of the dollar contributions of all the criteria gives the bonus amount.

The weightings, the target for Fiscal Year 2012, the actual level of performance achieved and the achievement level for the Fiscal 2012 Bonus Plan for EBITDA and revenue, as estimated by management (prior to assessment by the Board) are set forth below. The individual performance factors, which are subjective, have not yet been assessed.

	Weightings for Messrs. Mandan and Barney (Weighting for other employees may differ)	Targets		Actual		Achievement Level		Payout Percentage on Achievement Level
Revenue	20%	60.21 million		90.98 million		115.1% and above		175%
EBITDA (adjusted for plan)	50%	10.926 million		51.57 million		115.1% and above		175%
Individual Performance	30%		(1)		(1)		(1)	Not Yet Determined

(1) Subjective Determination, Not Yet Assessed

There is no payout at all if EBITDA (one of the performance criteria) is less than 80% of targeted EBITDA.

Our Board of Directors generally establishes the criteria for the bonus plan in the first quarter of our fiscal year through consultations with our CEO, Chief Financial Officer and Chief Operating Officer.

Termination/Severance Benefits

Only our CEO is entitled to severance benefits pursuant to the terms of his employment agreement. The other executive officers named in the Summary Compensation Table have no contractual severance benefits if terminated by us.

Tax Reimbursements

Our executives are not eligible for tax reimbursements.

Perquisites and Other Benefits

Our employees participate in a common 401(k) plan with U.S. subsidiaries of Jubilant. We make matching contributions of 50% the employee’s contribution, up to a maximum 3% of base salary with contributions vesting over a period of three years. We also provide group life medical and dental benefits to our named executive officers and employees. Our CEO receives an auto allowance and a miscellaneous expense account, which he may use for any purpose. See “Employment Agreements and Arrangements - Scott Delaney”.

Role of Executive Officers in Determining Compensation

The Board of Directors approves all compensation and awards to our executive officers and other employees. All such decisions are made with the consultation of the CEO, except those relating to the compensation of the CEO. Except for salary adjustments for the CEO, these items are generally based upon the recommendation of the CEO. Our Chief Financial Officer and Chief Operating Officer also provide input on salary increases for our employees and the structure of our bonus plans.

Summary Compensation Table and Discussion of Employment and Incentive Arrangements

The following table sets forth a summary of the compensation earned by our CEO, Chief Financial Officer and Chief Operating Officer (collectively, the "named executive officers") for services rendered in all capacities to us during the last three fiscal years ended on March 31, 2012 and 2011. As the amount of the performance bonuses for Messrs. Barney and Mandan cannot be stated with reasonable certainty they will be updated through the filing of a Form 8-K when available.

Summary Compensation Table

Name and Principal Position	Year Ending March 31,	Base Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)		Other ($)(2)	Total ($)
Scott Delaney, CEO (1)	2012	297,293	-	217,500	(1)	33,255	548,048
	2011	287,538	14,490	147,798		31,683	481,509
Ward Barney,	2012	209,226	—		(1)	17,931		(3)
Chief Operating Officer	2011	199,390	25,000	38,881		15,988	279,259
Kamal Mandan,	2012	184,649	-		(1)	13,521		(3)
Chief Financial Officer	2011	155,276	-	20,186		6,497	181,959

(1) Performance bonuses have not yet been computed by the Board. Due to the structure of Mr. Delaney’s bonus, based on our EBITDA and revenue results, Mr. Delaney’s performance bonus should be as indicated. The performance bonuses for Messrs. Barney and Mandan cannot be ascertained and will be filed in a Form 8-K.

(2) Includes (i) $13,200, $12,000 and $2,882 in automobile allowance, (ii) $14,000, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise), and (iii) $4,483, $3,988 and $3,615 in 401(k) matching contributions, for Messrs. Delaney, Barney and Mandan, respectively for 2011. Includes (i) $13,200, $11,885 (including carry over of $2,149 from 2011 and $8,149 in automobile allowance, (ii) $14,000, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise), and (iii) $6,055, $6,046 and $5,372 in 401(k) matching contributions for 2012, for Messrs. Delaney, Barney and Mandan, respectively.

(3) Totals cannot be computed until performance bonus is finalized. See Footnote (1).

Other Compensatory Arrangements

Our executive officers are eligible to participate in medical, dental, life and disability insurance plans provided to all of our employees.

Employment Agreements and Arrangements

Scott Delaney

Scott Delaney has been employed since April 27, 2009 pursuant to an Employment Agreement dated as of April 2, 2009, as amended by amendment (the “Amendment”) effective as of May 1, 2012 (the “Employment Agreement”). The Employment Agreement provides that Mr. Delaney will serve as our CEO for a term currently scheduled to expire June 30, 2015. Mr. Delaney received a signing bonus of $50,000 for signing the pre-amended Employment Agreement, which was paid in two installments in the 2009 and an additional $25,000 in 2012 for signing the Amendment (which must be refunded if Mr. Delaney leaves his employment before May 31, 2013). He received a first retention bonus (“First Retention Bonus”) of $150,000 in April 2012 under the Employment Agreement for remaining employed through April 1, 2012. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from us or Mr. Delaney at least ninety (90) days but no more than one hundred and twenty (120) days prior to the expiration of the initial term or any subsequent renewal period. Mr. Delaney’s base salary (“Base Salary”) under the Employment Agreement is $315,000 increased as of May 1, 2012 from $300,000 (in effect since July 1, 2011), which in turn was increased from $289,000 (in effect earlier in the 2012 fiscal year). Mr. Delaney’s salary is reviewable by the Board on an annual basis and is subject to adjustment based on Mr. Delaney’s performance. The next review is scheduled for July, 2013. Pursuant to the Employment Agreement, Mr. Delaney is entitled to an annual performance bonus (“Performance Bonus”) based on our achievement of financial targets.

For our 2012 fiscal year, the financial objectives for Mr. Delaney are revenue (10% weighting), EBITDA (54% weighting) and return on capital employed (“ROCE”) (16%) weighting. The non-financial objectives account for a 20% weighting. These include external sales from new products (5%) and implementing various computer systems, managing internal reporting and meeting industry standard quality systems (aligning with Management Information Systems (“MIS”) and Six Sigma) (5%) and employee related matters, such as progress in employee engagement (under the criteria of the Gallup Organization for assessing employee engagement) (10%). For the 2012 fiscal year, the Performance Bonus is deemed earned on the last day of the fiscal year.

The Employment Agreement sets performance criteria and provides for setting performance targets before March 31, 2012 for the eleven months commencing May 1, 2012 to March 31, 2013 and in the following fiscal years revising criteria (with the consent of Mr. Delaney) and targets on or about July 1. For the month of April 2012 the performance criteria are the same as those for the 2012 fiscal year, with the targets based on those established for the 2013 Fiscal Year. The performance criteria and their respective weightings for the 2013 fiscal year are: revenue (15%); operating EBITDA (55%); return on common equity (10%); Market Share Leadership (i.e., percentage of products in top 2) (10%) and Personal Performance and Strategic Direction (10%). Within some criteria there are also internally weighted sub-criteria.

For any fiscal year, if we do not meet at least 90% of the stated objectives, Mr. Delaney is not entitled to a bonus. If we meet at least 90% of our stated objectives Mr. Delaney is entitled to a bonus of 40% of his then Base Salary plus 1% of his Base Salary for each percent of stated objectives met in excess of 90% (i.e.. if we meet 110% of our objectives, Mr. Delaney is entitled to a bonus of 60% of his Base Salary), up to a maximum bonus of 72.5% of Base Salary for the 2012 fiscal year and 75% of Base Salary for subsequent Fiscal Years. For our 2012 fiscal year, Mr. Delaney is expected to earn a performance bonus of 72.5% of Base Salary or $217,500. This is largely due to operating EBITDA, which has a 54% weighting, and is expected to exceed its target of 10.93 million dollars by over 40 million dollars and revenue, which has a 10% weighting, exceeding its target of 60.21 million dollars by over 30 million dollars. The exact calculations of all the performance bonus criteria have not yet been calculated.

In addition, Mr. Delaney is entitled to a $150,000 bonus on June 30, 2015 (“Second Retention Bonus”). If we establish a stock option plan, the Performance Bonus and the Second Retention Bonus will be terminated or renegotiated. Mr. Delaney is entitled reimbursement for automobile allowance of up to $18,000 (increased from $13,200 effective May 1, 2012) per year, a miscellaneous expense account of $20,000 (increased from $14,000 May 1, 2012) per year, payable in quarterly installments, and reimbursement for up to $25,000 in relocation expenses in the event Mr. Delaney relocates to the New Jersey area.

The Employment Agreement contains standard termination provisions, including upon death, disability, for Cause, for Good Reason and without Cause. In the event the Employment Agreement is terminated due to death or disability or Mr. Delaney’s retirement or resignation, our obligation to pay any Retention Bonus or Performance Bonus cease as of the date of termination. In the event that the Employment Agreement is terminated by us without Cause, or by Mr. Delaney for Good Reason, we are required to pay Mr. Delaney Severance Pay (as defined below) payable over a six (6) month period (or in a lump sum at the end of six months, if Mr. Delaney is considered a specified employee under Section 409A of the Internal Revenue Code at the time of termination). Severance Pay is payable in the event the Employment Agreement is terminated by us without cause, or by Mr. Delaney for Good Reason, and is intended to consist of up to six months (reduced from one year in the pre-amended Employment Agreement) of his then current base salary in effect immediately prior to the date of termination, a bonus equal to the average annual performance bonus paid over the preceding three years (pro-rated until the date of termination) and a Second Retention Bonus on a prorated monthly basis until the date of termination (collectively, “Severance Pay”), provided that Severance Pay is reduced on a dollar for dollar basis in the amount equal to the amount of salary payable to Mr. Delaney by another employer during the period of the payment of the Severance Pay.  Good Reason includes a change of control, a reduction in duties which are inconsistent with Mr. Delaney’s position as Chief Executive Officer or a reduction in Mr. Delaney’s salary, bonus or other benefits that are not agreed to by Mr. Delaney. In addition we will provide the full cost of Company provided medical and dental coverage for Mr. Delaney and his dependents for a six (6) month period (reduced from 12 months in the pre-amended agreement) following termination of his employment without Cause or for Good Reason.

The Employment Agreement restricts Mr. Delaney from disclosing, disseminating or using for his personal benefit or for the benefit of others, confidential or proprietary information and, from competing with us at any time prior to six months after the termination of his employment with us. In addition he has agreed that while he is employed and for two years thereafter he will not induce employees to leave our employment, hire or employ any person who was our or our affiliates’ employee within 12 months of his termination, induce any of our or our affiliates’ customers, clients, suppliers or business relations to cease doing business with us or our affiliates (if such persons were customers, clients or suppliers in the 12 month period preceding his termination). He has also agreed that for 12 months after termination he will not solicit persons for generic pharmaceutical sales who were our or our affiliates’ customers in the 12 months immediately preceding termination or solicit persons who were our or our affiliates’ prospective customers (as defined) at the time of termination.

Mr. Delaney is entitled to receive medical and dental benefits for himself and his immediate family offered to senior executives, generally (but he is not contractually entitled to receive more than $14,000 of such benefits) and he is entitled to participate in our 401(k) plan.

Messrs. Barney and Mandan

Mr. Barney and Mr. Mandan are not parties to employment agreements. They were hired pursuant to offer letters, each of which provided some relocation assistance. Messrs. Barney and Mandan are employed at annual salaries of $210,885 effective July 1, 2011 (increased from $204,247) and $193,872 effective July 1, 2011 (increased from $156,981), respectively. Messrs. Barney and Mandan are eligible for annual performance bonuses based on (but not limited to) 30% and 20% of their actual salaries for the fiscal year for which the bonuses are awarded, respectively. For our 2012 Fiscal Year the maximum bonuses payable under the Fiscal 2012 Bonus Plan to Messrs. Barney and Mandan are approximately $110,000 and $65,000, respectively.

Grants of Plan Based Awards in Fiscal Year 2012

The following table presents the payouts made or estimated payouts to be made to our named executive officers in our 2013 fiscal year for achievement of targets under our Fiscal 2012 Bonus Plan, in the case of Messrs. Barney and Mandan, and under our Employment Agreement with Mr. Delaney.

Grants of Plan-Based Awards

Name	Estimated future payouts under non-equity incentive plan awards
	Threshold(1)	Target(2)	Maximum(3)
Scott Delaney	$120,000	$150,000	$217,500
Ward Barney	$31,384	$62,768	$109,844
Kamal Mandan	$18,464	$36,930	$64,627

(1) Assumes realization of minimum objectives qualifying for payment. Computed in the case of Mr. Delaney as 40% of base salary, in the case of Mr. Barney as 50% multiplied by 30% of actual salary earned for the fiscal year and in the case of Mr. Mandan as 50% multiplied by 20% of actual salary earned for the fiscal year.

(2) Assumes realization of 100% of objectives. Computed in the case of Mr. Delaney as 50% of base salary, in the case of Mr. Barney as 30% of actual salary earned for the fiscal year and in the case of Mr. Mandan as 20% of actual salary earned for the fiscal year.

(3) Assumes realization of maximum objectives. Computed in the case of Mr. Delaney as 72.5% of base salary, in the case of Mr. Barney as 175% multiplied by 30% of actual salary earned for the fiscal year and in the case of Mr. Mandan as 175% multiplied by 20% of actual salary earned for the fiscal year.

Potential Payments upon Termination or Change in Control

Mr. Delaney

Based upon a hypothetical triggering date of March 31, 2012, the quantifiable benefits for Mr. Delaney upon a termination/change of control would have been as set forth in the table below:

						Medical
					Severance	and
			Severance		(Retention	Dental,
	Performance		(Salary		Bonus	Benefits	Life
Triggering Event	Bonus		Component)		Component)	(4)	Insurance		Total
Termination by Company without Cause or by Employee for Good Reason	$217,500	(1)	$150,000	(3)	$150,000	$7,000	-		$524,739
Termination for Death/Disability/for Cause	$217,500	(2)	—		—	—	$300,000	(5)	$517,500	(5)

(1) Assumes achievement of 125% of targets. Had Mr. Delaney’s employment been terminated by us prior to the last day of the fiscal year, his performance bonus would have been determined based on an average of prior performance bonuses and prorated to the date of termination. See “Employment Arrangements and Agreements-Scott Delaney.”

(2) Had Mr. Delaney died prior to the last day of the fiscal year he would not be entitled to the performance bonus.

(3) Represents six months of salary at the rate in effect on March 31, 2012.

(4) Represents the value of medical and dental benefits for the six months following termination. This amount is estimated.

(5) $300,000 of Life Insurance payout only applicable in the event of death.

Messrs. Barney and Mandan

Messrs. Barney and Mandan are not entitled to any payments upon termination or change of control. However we anticipate paying severance that may be negotiated at the time of their departure and we may make retention payments upon a change of control. If terminated on March 31, 2012, they would be entitled to Performance Bonuses of approximately $111,000 and $65,000, respectively, assuming they would have been entitled to the maximum bonuses payable under our Fiscal 2012 Bonus Plan. Messrs Barney and Mandan’s estates would be entitled to a life insurance benefit of $210,000 and $193,872, respectively on their death, as a result of the group life insurance we maintain.

Director Compensation

Effective May 27, 2011, our Director compensation program, for each Director who is not our employee or an employee of Jubilant or its affiliates, provides for a $5,833 annual retainer for calendar year 2011 and a $10,000 annual retainer for each calendar year thereafter, a $500 fee for each Board meeting attended, and a $250 fee for each Audit Committee meeting attended. The annual retainer fees are payable in December of each calendar year and are prorated based on the number of days the director served in a calendar year. Directors who are also our employees or employees of Jubilant or its affiliates receive no additional or special remuneration for their services as Directors. We also reimburse Directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings. Messrs. R. Sankaraiah, Neeraj Agrawal, Arun Seth, Scott Delaney and Frank Becker served as our Directors during our 2012 fiscal year. Messrs. Sankaraiah and Neeraj Agrawal are executives of Jubilant Life Sciences Ltd. and its affiliated companies (the “Group”) and receive compensation from those entities. As part of their service to the Group they served as directors to the Company. Mr. Sankaraiah resigned as a director on May 4, 2012 and Mr. Mandan was appointed a director on such date. As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2012.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arun Seth	10,333	-	-	-	$10,333
Frank C. Becker	10,333	-	-	-	$10,333

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee and the entire Board fills that role. Each of Messrs. Delaney, Barney and Mandan participated in discussions regarding compensation during the fiscal year ended March 31, 2012. There were no Compensation Committee interlocks during the fiscal year ended March 31, 2012.

Compensation Committee Report

The following report of the Board, acting in lieu of the Compensation Committee is not deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C [17 CFR 240.14a-1 et seq. or 240.14c-1 et seq.], other than as specified, or to the liabilities of Section 18 of the Exchange Act [15 U.S.C. 78r].

The Board has reviewed and discussed the Compensation Discussion and Analysis in this Report with Company management. Based on such review and discussions, the Board has determined that the Compensation Discussion and Analysis be included in this Report. The foregoing has been approved by all members of the Board of Directors.

Scott B. Delaney, Kamal Mandan, Neeraj Agrawal, Arun Seth and Frank Becker

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of June 1, 2012, by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Percentage of beneficial ownership is based on 117,797,180 shares of Common Stock outstanding as of March 31, 2012. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the stockholder.

Name	Amount Owned	Percentage of Class
5% Stockholders:
Generic Pharmaceuticals Holdings, Inc. (1)	97,043,574	82.38%
Jubilant Life Sciences Ltd. (2)	97,043,574	82.38
Executive Officers and Directors:
Frank C. Becker	—	*
Arun Seth	—	*
Neeraj Agrawal (3)	—	*
Scott Delaney	—	*
Ward Barney	—	*
Kamal Mandan (4)	—	*
All executive officers and directors as a group (7 persons)	—	*

______________

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Generic Pharmaceuticals Holdings Inc. (“GPHI”) is a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“JLSHI”), which in turn is owned by Jubilant Life Sciences Ltd (“Jubilant”) and its wholly-owned subsidiary Jubilant Pharma Pte. Ltd. (“JPPL”). Voting, investment and dispositive decisions are exercised by the Board of Directors of GPHI, which currently consists of three members: R Sankaraiah, John Reilly, and Kamal Mandan, our Chief Financial Officer and one of our Directors. The address for GPHI is c/o Jubilant Clinsys Inc., One Crossroads Drive, Bedminster, New Jersey 07921. 62,560,815 of the shares owned of record and beneficially by GPHI are pledged to the State Bank of India, New York Branch as partial security for the SBNY Revolver. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Facilities.”

(2)	GPHI, the record holder of an aggregate of 97,043,574 shares of Common Stock, is a wholly-owned subsidiary of JLSHI, which in turn is owned by Jubilant and its wholly-owned subsidiary JPPL. Accordingly, each of JLSHI, JPPL and Jubilant may be deemed to beneficially own all such shares. The Board of Directors of Jubilant has the power directly or indirectly to elect the directors of JPPL and JLSHI. The Board of Directors of Jubilant consists of nine individuals, including: Shyam S. Bhartia (who is also a director of JPPL) and Hari S. Bhartia (who is also a director of JPPL). R. Sankaraiah, who was a member of our Board of Directors until his resignation on May 4, 2012, is Executive Director-Finance of Jubilant. Neeraj Agrawal, who is a member of our Board of Directors, is Chief Executive Officer – Generics of Jubilant. Jubilant’s equity shares trade on the Bombay Stock Exchange Limited and the National Stock Exchange of India Limited. As of June 1, 2012, a group of stockholders of Jubilant, including Messrs. Shyam S. Bhartia and Hari S. Bhartia, together with members of their immediate families and entities controlled by them, in the aggregate, beneficially owned 78,115,056 equity shares equal to approximately 49.04% of Jubilant’s outstanding equity shares. The address for Jubilant is Jubilant Life Sciences Ltd. is 1-A, Sector 16-A, Institutional Area, Noida – 201, 301, UP, India. The address for JLSHI is c/o Jubilant Clinsys Inc. , One Crossroads Drive, Bedminster, New Jersey 07921. The address for JPPL is 80 Raffles Place, VOB Plaza 1, #26-01, Singapore 048624.

(3)	Neeraj Agrawal is an executive officer of Jubilant.

(4)	Kamal Mandan is a Director of GPHI.

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance as of March 31, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock Option plans approved by security holders	—	—	—
Stock Option plans not approved by security holders (1)	749,547	$1.54	—
Total	749,547	$1.54	—

See footnote 19 to the financial statements, included with this Report on Form 10-K for a further description of the above-referenced options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements which are described under “Item 11 Executive Compensation,” and the transactions described below, since April 1, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we are or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest. All of the transactions described below were between us and Jubilant Life Sciences Ltd. (“Jubilant”) or one or more of Jubilant’s affiliates.

Tax Sharing Agreement

On November 7, 2011, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly owned subsidiary, of over 82% of our outstanding common stock.  The Tax Sharing Agreement has an effective date of October 1, 2011.  The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns.  The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their incomes (losses and other credits) contribute to (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns.  We may recognize a benefit in the calculation of our provision for income taxes to the extent that foreign tax credits, capital losses and other tax attributes generated by us can be utilized both on a separate-company basis and in the consolidated or combined tax returns of Jubilant Holdings.

Supply Arrangements

The 2005 Supply Agreement

Jubilant Pharma Pte Ltd. (“JPPL”), a wholly-owned subsidiary of Jubilant, acquired 75% of our outstanding Common Stock, pursuant to a Stock Purchase Agreement, dated May 23, 2005 (the “Stock Purchase Agreement”). Simultaneous with the closing of the Stock Purchase Agreement, Jubilant and Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), our operating subsidiary, executed a Supply Agreement dated June 30, 2005 (the “2005 Supply Agreement”). The 2005 Supply Agreement provides, among other things, that Jubilant will provide to Cadista Pharmaceuticals 10 pre-ANDA products, of which five would be provided without cost and five would be provided at a cost of $250,000 per product. The 2005 Supply Agreement also provides that Jubilant and Cadista Pharmaceuticals will mutually agree upon the pre-ANDA products to be selected by Cadista Pharmaceuticals, the dates on which such pre-ANDA product would be transferred, and the payment dates for such products. The 10 pre-ANDA Products selected were acquired over a three year period, between July 1, 2005 to June 30, 2008. Of the 10 pre-ANDA products acquired by us pursuant to the 2005 Supply Agreement, as of March 31, 2012; (i) Lamotrigine and Oxcarazepine are currently being marketed by us; (ii) Risperidone, Alendronate and Cetirizine have received FDA approval, but they are not currently being marketed; (iii) ANDAs with respect to another four products have been filed with the FDA but have not yet received FDA approval; and (iv) one product that is at an earlier stage of development and with respect to which an ANDA is expected to be filed with the FDA for review. We accrue the cost of the 10 pre-ANDA products selected by us, at a rate of $0.125 million per pre-ANDA product, as and when such pre-ANDA products achieve FDA approval (at which time payment is payable to Jubilant). We accrued $0.625 million for the cost of five pre-ANDA products that received FDA approval through our fiscal year ended March 31, 2012

If Jubilant chooses to market in the United States any generic finished dosage form that is equivalent to any of the 10 pre–ANDA products acquired by us from Jubilant, Jubilant must market such generic finished dosage forms exclusively through Cadista in the United States for the term of the 2005 Supply Agreement. There are currently no such equivalent products that Jubilant has chosen to market in the United States.

The 2005 Supply Agreement also provides that Cadista Pharmaceuticals would purchase from Jubilant certain API for use in the United States. We purchase from Jubilant or its affiliates the following API pursuant to the 2005 Supply Agreement: Cetirizine; Risperidone; Lamotrigine; Oxcarbazepine; Losartan; and Losartan+HCTZ. Pursuant to the 2005 Supply Agreement, Cadista Pharmaceuticals must purchase all of its requirements for the agreed upon API exclusively from Jubilant for the term of the 2005 Supply Agreement. Jubilant, is not precluded from manufacturing or supplying any such API or any of its other products to any other person. Jubilant is permitted to fulfill its obligations under the 2005 Supply Agreement by contract manufacturing arrangements with its affiliates or third parties. The price for each API must be the lowest price that Jubilant is supplying the same API to any non-affiliated customer in the United States, provided that if the API is not being sold to a non–affiliated customer in the United States then the price for the API will be mutually agreed to. The term of the 2005 Supply Agreement is determined on an API by API basis and commences on the date that the FDA approves a product containing the API and terminates five years thereafter, provided that the term for each API may be extended for an additional five year period by agreement of the parties. In accordance with these provisions, the current terms with respect to the API for Cetirizine, Risperidone, Lamotrigine and Oxcarbazepine expire in June 2015, March 2014, January 2014, and January 2015, respectively, which are the initial five year terms for such API. The FDA has not yet approved the ANDAs for Losartan and Losartan+HCTZ, and accordingly, the initial term for the API for those products will commence upon the respective dates of such approvals, of which there can be no assurance. The 2005 Supply Agreement may be terminated by mutual agreement of the parties, and may also be terminated in the event either party ceases conducting its business in a normal course or becomes insolvent.

Since our 2009 fiscal year we have purchased all of our Meclizine API requirements from Jubilant on a purchase order basis. We also have purchased our small API requirements for Terazosin from Jubilant or its affiliates on a purchase order basis. These purchases are not pursuant to the 2005 Supply Agreement.

Purchases of API by Cadista Pharmaceuticals from Jubilant and its affiliates pursuant to the 2005 Supply Agreement and separately pursuant to purchase orders, aggregated $ 7.72 million for Cadista’s fiscal year ended March 31, 2012.

2011 Master Supply Agreement

On May 27, 2011, we entered into a Master Supply Agreement (the “2011 Master Supply Agreement”) with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product Lamotrigine Chewable tablets (which we will be manufacturing and packaging for Jubilant pursuant to the Toll Manufacturing Agreement discussed below (See “Development and Related Services – Toll Manufacturing Agreement”)), Donepezil Hydrochloride Tablets (in 5mg. and 10mg. dosages), which is the generic equivalent of Aricept®, Risperidone ODT (in 0.5 mg, 1mg, 2mg, 3 mg and 4mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and another product. The Toll Manufactured Product and Donepezil Hydrochloride Tablets have been approved by the FDA. ANDAs for the other two products (Risperidone ODT and another product) are currently under review by the FDA. Jubilant will be responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that are approved. We expect that additional products that have been, or may be, developed by Jubilant will be added to the 2011 Master Supply Agreement, from time to time upon mutual agreement, for marketing by us in the United States; however, there can be no assurance that this will be the case.

We are prohibited from marketing or selling in the United States any product that competes with a product covered under the 2011 Master Supply Agreement. Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement and Jubilant is required to use commercially reasonable efforts to supply us with finished dosage packaged products satisfying these requirements (either by manufacturing the products itself or arranging for an approved manufacturer to do so). Jubilant is prohibited from supplying the products covered by the 2011 Master Supply Agreement to third parties for use or sale in the United States without our prior written consent.

Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product. We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement. Jubilant will invoice for all such products supplied by it to us, and to the extent our sales price is less than or greater than the amount we estimated for purposes of determining the invoiced price of the product, there will be an adjustment made on a quarterly basis, with Jubilant issuing a credit to us for any overpayment resulting therefrom, and the amount of any underpayment being remitted by us to Jubilant.

We are obligated to indemnify Jubilant and its affiliates for, third-party losses arising from, among other things, our distribution of the products covered under the agreement (except to the extent Jubilant is required to indemnify us) and any product recalls caused by our negligence. Jubilant is obligated to indemnify us for any third party losses arising from, among other things: its manufacture and supply of any product covered under the agreement that does not meet the product specifications or warranties at the time of delivery and during the product’s shelf life; the infringement or misappropriation of any patent or trade secret of any third party relating to any such product; or any recall caused by its negligence. Our liability to Jubilant for indemnification or breach of the agreement is limited to $250,000 in the aggregate.

The 2011 Master Supply Agreement has an initial term, on a product by product basis, of five years after the date of the first commercial sale of such product in the United States, and thereafter automatically renews on a year to year basis with respect to such product unless either party notifies the other that it is electing not to renew. There is no assurance that the 2011 Master Supply Agreement will be extended with respect to any product after the expiration of the applicable initial five year term. The failure to renew the 2011 Master Supply Agreement could have an adverse effect on our results of operations and financial condition. The agreement may be terminated earlier by a party if there is a material breach of the agreement by the other party or if the other party, among other things, ceases to conduct business.

Development, Manufacturing and Related Services

Master Product Development Cooperation Agreement

We have from time to time performed pharmaceutical product development and related services for Jubilant and its affiliates. On August 14, 2008 Jubilant entered into a Master Product Development and Services Agreement. (as amended, the “Master Product Development Cooperation Agreement”) with Cadista Pharmaceuticals pursuant to which the parties may agree, from time to time, for Cadista Pharmaceuticals to provide product development-related services to Jubilant in connection with Jubilant’s development of generic pharmaceuticals. These services could include among other things, assisting Jubilant in product scale up, preparation of exhibit batches, manufacture of product stability samples, analysis of bioavailability studies, purchasing, shipping, production planning, experiments for residual solvents, assays, dissolution tests, material release testing and the preparation and submission of ANDA filings. The initial term of the Master Product Development Cooperation Agreement was for two years expiring August 12, 2010; however the agreement, which is still in effect, automatically renews for additional one year terms unless either party sends notice of non-renewal 30 days prior to the then scheduled expiration date. Jubilant may terminate any project prior to completion at any time for any reason upon 30 days written notice to Cadista Pharmaceuticals (under such circumstances Cadista Pharmaceuticals would be paid for all services completed and expenses incurred through the date of termination). A product is added to the Master Product Development Cooperation Agreement by means of a Project Task Order mutually agreed to by the parties. The Project Task Order includes, among other things, a description of the services to be performed and a timeline and an explanation of fees and costs payable therefor which is based upon a schedule set forth in the Agreement.

To date Cadista Pharmaceuticals has provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product Jubilant was considering developing, but which it has since abandoned. Services under the Master Product Development Cooperation Agreement with respect to these product candidates were completed in our 2009 fiscal year. Cadista Pharmaceuticals is being qualified as a manufacturing site for each of the two Jubilant product candidates that Jubilant did not abandon. No amounts were invoiced by Cadista Pharmaceuticals to Jubilant during our 2012 fiscal year.

Toll Manufacturing Agreement

On May 27, 2011, we entered into a Toll Manufacturing Conversion Agreement (the "Toll Manufacturing Agreement") with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis. Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant. However, we are responsible for all materials lost or wasted in processing or in defective batches, if due to our negligence or failure of the product to meet specifications (other than as a result of the failure of the materials Jubilant is responsible for providing). We are compensated on a fixed unit price of the Toll Manufactured Product supplied to Jubilant under the Toll Manufacturing Agreement. The price is fixed for the remainder of the 2011 calendar year. Thereafter, it is to be reviewed no later than 30 days before the end of a calendar year and adjusted by the parties before the commencement of the next calendar year. In addition, if Cadista’s manufacturing costs increase, then it may request an increase in price at any time after the first anniversary of the effective date of the Agreement. In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Agreement on 18 months notice to the other party or the current price will stay in effect for such 18 month period. There is no assurance that the parties will be able to reach agreement on any such price adjustment, and accordingly, there can be no assurance that the Agreement will not be terminated as early as 18 months after the commencement of the 2012 calendar year. The initial term of the Toll Manufacturing Agreement is five years and may be extended for such period of time as the parties may mutually agree. There is no assurance that the term of the Toll Manufacturing Agreement will be extended after the end of the five year initial term. We will be responsible for all product liability claims and recall expenses arising with respect to the Toll Manufactured Product, to the extent such claims arise from our acts or omissions. Our obligation to indemnify Jubilant is capped at $500,000. We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products. However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added.

Financings

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) has obtained Revolving Credit Facility (the “SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount of $6.5 million to meet its working capital requirements. Generic Pharmaceuticals Holdings Inc., which is the current holder of 82.38 % shares of the Company has pledged stock of the Company to secure Jubilant Cadista’s obligations under SBNY Revolver. In connection with the amendment of the credit agreement in February 2010, increasing the maximum amount under the SBNY Revolver from $3.0 million to $6.5 million, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of State Bank of India, New York Branch (“SBI NY”) providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceutical to SBI NY, including amounts under the Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Cadista Pharmaceuticals, for up to $3.5 million principal amount of loans funded by SBI NY under the Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the Revolver was reduced by $1.5 million from $6.5 million to $5.0 million and Jubilant pledged $2.0 million of collateral to SBI NY to secure the Revolver. The Replacement Letter of Comfort has since been extended to expire on March 31, 2013. The Replacement Letter of Comfort and the Original Letter of Comfort were issued pursuant to Jubilant’s credit facility with SBI CAG. The Replacement Letter of Comfort, as extended, is effective from until the earlier of (a) March 31, 2013 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBI NY have been extinguished. Jubilant is obligated to reimburse SBI CAG for any amounts it is required to pay to SBI NY pursuant to the Replacement Letter of Comfort and the amount that Jubilant is permitted to borrow under its credit facility with SBI CAG is reduced by the amount of SBI CAG’s indemnification obligation under the Replacement Letter of Comfort. There can be no assurance that Jubilant will not cause the Replacement Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its schedule expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Replacement Letter of Comfort. Such cancellation of the Replacement Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the Replacement Letter of Comfort, could negatively impact our credit facilities under our Credit Agreement with State Bank of India, New York Branch, including a reduction in the maximum amount under the SBNY Revolver.

On November 23, 2011, through our wholly-owed subsidiary Jubilant Cadista Pharmaceuticals Inc., we entered into a Loan Agreement (the “Loan Agreement”) with HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”). Jubilant Holdings is the holder (through its wholly-owned subsidiary) of approximately 82% of our common stock and is a wholly-owned subsidiary of Jubilant Life Sciences Limited. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the Loan Agreement. The Loan Agreement provides for a loan (the “Loan”) in the principal amount of $10.0 million to be extended by us to HSL Holdings. The Loan was fully funded by us on November 25, 2011. The outstanding principal balance of the Loan bears interest at a rate equal to five percent (5%) per annum. Interest is payable semi-annually on the last business day of November and May, commencing in May of 2012. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the Loan and on the maturity date of the Loan. As of July 1, 2012, the principal outstanding balance of such loan was $10.0 million and as of March 31, 2012 a total of $0.18 million of interest had accrued under such loan, however, no interest was paid from the inception of such loan until May 31, 2012, when $0.26 million was paid. Unless we agree in our sole discretion to an extension of the maturity date of the Loan, at the request of HSL Holdings, the maturity date will be November 30, 2012, at which time the entire outstanding principal amount of the Loan, together with all accrued and unpaid interest, is due and payable. We have the right to demand payment of all or any portion of the principal amount of the Loan, together with accrued and unpaid interest thereon, at any time during the term of the Loan upon 30 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving us at least seven days prior written notice, HSL Holdings has the right to prepay the principal amount of the Loan without premium or penalty. Any principal amount of the Loan that is repaid may not be reborrowed. In making our decision to enter into the Loan Agreement and to extend the Loan, we considered our anticipated operational cash requirements as well as the interest rate on this investment relative to other available short-term investments. We received the consent of the State Bank of India, New York Branch, the administrative agent and lender under our revolving credit facility, to our extending the Loan to HSL Holdings. The Loan and the Loan Agreement were approved by an Independent Committee of the Board of Directors in accordance with the policy on related party transactions adopted by the Board in May 2011. See “Review, Approval, and Ratification of Transactions with Related Persons” below in this Item 13. “Certain Relationships and Related Transactions and Director Independence.”

Administrative and Other Related Party Transactions

From time to time Jubilant or an affiliate may acquire software licenses or pharmaceutical data subscriptions on behalf of one or more of its affiliates, including Cadista, and also may provide bio-study research and other administrative services to Cadista. Jubilant then allocates the costs of these licenses and subscriptions and the costs of the administrative services to its affiliates including Cadista. During the fiscal year ended March 31, 2012 the aggregate amount incurred for Cadista by Jubilant and its affiliates for such licenses, subscriptions, administrative services or bio-study research was $0.16 million; of which $0.06 million was for software licenses, $0.08 million was for administrative services, and $0.02 million was for pharmaceutical data subscriptions.

From time to time Cadista incurs administrative expenses, pharmaceutical data subscriptions and costs and expenses related to capital equipment purchases and sample purchases for Jubilant or its affiliates. During the fiscal year ended March 31, 2012 the aggregate amount incurred by Cadista for Jubilant and its affiliates for such expenses, aggregated $0.01 million; of which $0.01 million was for administrative expenses and pharmaceutical data subscriptions. No expenditures were incurred by Cadista on sample purchases and capital equipment purchases for Jubilant and its affiliates during the year.

Additional Information in Financial Statements

See footnote 20 to our financial statements included with this Registration Statement for a description of the amounts described in this Item 7. “Certain Relationships and Related Transactions and Director Independence” that are still outstanding.

Review, Approval and Ratification of Transactions with Related Persons

Prior to May 2011, our Board of Directors had not adopted formalized written policies and procedures for the review or approval of related party transactions. From July 2009 until May 2011, when our Board of Directors was reconstituted, we had had no independent directors, and each of our directors was an executive officer or substantial equity holder of Jubilant or its affiliates, with whom substantially all of our related party transactions, since April 1, 2008, have been transacted.

In connection with the acquisition of 75% of the outstanding Common Stock of the Company pursuant to the Stock Purchase Agreement dated May 23, 2005, Jubilant Pharma Pte. Ltd. (“JPPL”), a subsidiary of Jubilant, the Company, certain designated minority stockholder representatives of the Company, and each minority stockholder of the Company executed a Stockholders Agreement, dated June 30, 2005 (the “Stockholders Agreement”). The Stockholders Agreement provided, among other things, for the appointment by the minority stockholders of three designated representatives to act on behalf of the minority stockholder group. The Stockholders Agreement further provided that the Board of Directors of the Company would include two (2) directors to be chosen from the three (3) minority stockholder representatives (the “Minority Stockholder Board Designees”). The Stockholders Agreement contained minority stockholder protections that conditioned the completion of certain transactions by JPPL and/or the Company upon the prior approval of the Minority Stockholder Board Designees, including, among others, (i) the issuance of Company stock or convertible securities to JPPL if such issuance would result in JPPL’s ownership exceeding 75% of the outstanding common stock of the Company, (ii) the change in the size of the Company’s Board of Directors, (iii) an amendment or termination of the 2005 Supply Agreement, (iv) the amendment or restatement of the certificate of incorporation or bylaws of the Company or its Cadista Pharmaceuticals operating subsidiary, (v) a merger or consolidation of the Company, or (vi) a redemption of the shares of the Company. The Stockholders Agreement expired by its terms on June 30, 2009 and the various obligations of JPPL and its affiliates thereunder terminated. As a result, by written consent of our shareholders JPPL and Jubilant Holdings, the two directors designated by the minority stockholders were removed on July 27, 2009. After such time, until May 5, 2011 when our Board of Directors was reconstituted, all of our directors consisted of directors having a relationship with Jubilant and its affiliates that would disqualify them from being deemed independent.

The Company entered into the 2005 Supply Agreement simultaneous with, and as a condition to, JPPL’s investment in the Company. Accordingly, at the time of entering into such agreement JPPL and its affiliates were not related parties of the Company. The Company’s entering into the Master Product Development Cooperation Agreement, and the services related to the two product candidates described above pursuant to the two Project Task Orders issued under the Master Product Development Cooperation Agreement were authorized after JPPL acquired 75% of Cadista’s outstanding Common Stock but were approved unanimously by all of Cadista’s directors, including the directors designated by the minority stockholders.

Since reconstituting our Board of Directors in May 2011, our Board has adopted a policy and procedure requiring that all related party transactions be subject to review and approval by a committee of independent directors established by the Board. The Board's policy provides that in connection with a transaction in which a related party (including a director, officer, employee, Jubilant or any other significant shareholder) will have a direct or indirect interest in a transaction to which the Company may be a party, the Board will formally establish a committee comprised solely of independent directors to review and evaluate such proposed transaction (the “Independent Committee”). The Independent Committee will be authorized to review any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to the Company and its shareholders (other than the interested related party to such transaction), including meeting with management, retaining third party experts (including counsel and financial advisors if determined necessary and appropriate by the Independent Committee) and evaluating alternative transactions, if any. The Independent Committee will also be empowered to negotiate the terms of such proposed related party transaction on our behalf. The proposed related party transaction may proceed only following the approval and recommendation of the Independent Committee. Following the Independent Committee’s approval, the related party transaction will be subject to final review and approval of the Board as a whole, with any interested director abstaining from such action.

The authorization and approval of the Loan Agreement with HSL Holdings, the Tax Sharing Agreement, the Toll Manufacturing Agreement, the 2011 Master Supply Agreement, and the transactions contemplated thereby which agreements are described above in this Item 13. “Certain Relationships and Related Transactions and Director Independence,” were subject to the review, evaluation, negotiation and approval of an Independent Committee of the Board. In each of such case, the Independent Committee was comprised of Messrs. Becker and Seth and the procedures with respect to Independent Committees described above were followed. See "Director Independence" below for a description of the assessment of the independence of Messrs. Becker and Seth.

Director Independence

Our Common Stock is not listed on any national securities exchange or inter-dealer quotation system with a requirement that a majority of our Board of Directors be independent, and therefore, we are not subject to any director independent requirements. In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605, and applicable SEC regulations. Based on this analysis, our Board has determined that Frank C. Becker and Arun Seth meet the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations. As a result, two of our five Board members meet such standards of independence. In making the determination that Mr. Seth is independent, the Board specifically considered that he is a director of Jubilant Foodworks Limited, an entity that is not a subsidiary or parent of Jubilant Life Sciences Ltd. but which shares the same principal stockholders in that Messrs. Shyam S. Bhartia, and Hari S. Bhartia (together with members of their immediate families and entities controlled by them) are principal stockholders of each such entity. In making the determination that Mr. Becker is independent, the Board specifically took into account that Greenfield Chemical, Inc. (“Greenfield Chemical”), of which Mr. Becker is president and the principal stockholder, has from time to time purchased API from Jubilant Life Sciences USA Inc. (“Jubilant USA”), a subsidiary of Jubilant; which purchases, since April 1, 2009, through the date of the Board’s determination on June 3, 2012, have been less than $119,050 in the aggregate during such period. The Board determined that Mr. Seth's serving as a director of Jubilant Foodworks Limited and the small level of API purchases by Greenfield Chemical, of which Mr. Becker is president and the principal stockholder, would not interfere with the exercise of their independent judgments in carrying out their responsibilities as directors of the Company.

The listing standards of the NASDAQ Capital Market specify that a majority of a listed issuer’s board of directors must be comprised of independent directors. Although we are not listed on the NASDAQ Capital Market and therefore not subject to its listing requirements, were we to be so listed we would be able to utilize an exemption to the requirement that a majority of the directors be independent, because we would be deemed a “controlled company” pursuant to the listing standards for the NASDAQ Capital Market. A “controlled company” is a company of which more than 50% of the voting power is held by an individual, a group or another company. Based on Jubilant’s ownership of approximately 82.4% of our common stock, we would be considered a controlled company under the rules of the NASDAQ Capital Market and could rely upon this exemption in having less than a majority of independent directors on our Board.

We do not have separately designated nominating or compensation committees or any committee performing similar functions.

During the 2012 fiscal year, Frank C. Becker, Arun Seth and R. Sankaraiah served on our Audit Committee of the Board. In assessing the independence of the members of our Audit Committee, the Board reviewed and analyzed NASDAQ Marketplace Rule 5605(c) and applicable SEC regulations, and took into account Mr. Seth's directorship with Jubilant Foodsworks Limited and the API purchases by Greenfield Chemical, of which Mr. Brecker is president and principal stockholder, from Jubilant USA, a subsidiary of Jubilant. Based upon this analysis, the Board determined that each of Messrs. Becker and Seth would satisfy such standards for independence. However, Mr. Sankaraiah, as a result of his being an executive officer of Jubilant, would not be deemed independent. Mr. Sankaraiah resigned from our Board and as a member of our Audit Committee on May 4, 2012. The Board determined that it was beneficial for Mr. Sankaraiah to be on the Audit Committee since it determined that he would qualify as a "Financial Expert." The listing standards of the NASDAQ Capital Market specify that a listed issuer must have an Audit Committee comprised of at least three members each of whom must be independent. As described above, we are not listed on the NASDAQ Capital Market nor subject to its listing requirements. However, were we so listed, the fact that we were a "controlled company" under NASDAQ Marketplace Rules would not exempt us from this requirement.

Item 14.  Principal Accounting Fees and Services

Our Audit Committee and Board of Directors selected and approved the accounting firm of KNAV P.A. as our independent registered public accounting firm to audit and report upon our financial statements for our fiscal year ending March 31, 2013. KNAV P.A. has no direct or indirect financial interest in the Company, and audited and reported on our financial statements for our fiscal years ended March 31, 2012 and March 31, 2011.

Our registered independent public accounting firm is KNAV P.A. The fees billed by this firm in our fiscal years ended March 31, 2012 and 2011 were as follows:

	2012	2011
Audit fees	$60,000	$70,000
Audit-related fees	-	-
Total audit and audit-related fees	60,000	70,000
Tax fees	-	-
All other fees	-	-
Total for KNAV P.A.	$60,000	$70,000

Audit fees include professional services rendered in connection with the annual audit of our financial statements and with our audit of internal control over financial reporting, and the review of the financial statements included in our Form 10-Qs for the related periods. Additionally, audit fees include other services that only an independent registered public accounting firm can reasonably provide, such as services associated with our SEC registration statements or other documents filed with the SEC or used in connection with financing activities. We had no Audit-Related Fees which would include accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Fees.”

Tax fees include tax compliance, tax advice and tax planning services. These services related to the preparation of various state income tax returns, and our federal income tax return, and reviews of IRC Section 382. There were no Tax fees paid to KNAV P.A.

Audit Committee's Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”). The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company's ability to manage or control risk or improve audit quality.

All of the audit-related, tax and other services provided by KNAV P.A. in our fiscal year ended March 31, 2012 and related fees were approved in advance by the Audit Committee. The Audit Committee has considered the provisions of these services by KNAV P.A. and has determined that the services are compatible with maintaining KNAV P.A.’s independence. Our Audit Committee was first formed in May 2011, prior to its formation our entire Board of Directors functioned as our Audit Committee. All of the audited-related, tax and other services provided by KNAV P.A. set forth above that were incurred prior to the Audit Committee’s formation were approved in advance by our entire Board of Directors, who determined that such services were compatible with maintaining KNAV P.A.’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. All Financial Statements: See Index to Financial Statements.

2. Financial Statement Schedules: None

3. Exhibits: See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2012	CADISTA HOLDINGS INC.

	By:	/s/ Scott Delaney
Scott Delaney
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Scott Delaney
Scott Delaney	President, Chief Executive Officer and Director (Principal Executive Officer)	July 13, 2012

/s/ Kamal Mandan
Kamal Mandan	Chief Financial Officer and Director	July 13, 2012
(Principal Accounting Officer)
/s/ Frank C. Becker
Frank C. Becker	Director	July 13, 2012

/s/ Arun Seth
Arun Seth	Director	July 13, 2012

/s/ Neeraj Agrawal
Neeraj Agrawal	Director	July 13, 2012

CADISTA HOLDINGS INC.

Report of Independent Accountants

The Board of Directors and Stockholders

Cadista Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cadista Holdings Inc. and its subsidiaries (collectively hereinafter referred to as “the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended on March 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the three year periods ended March 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

KNAV P.A.

Atlanta, GA

July 5, 2012

KNAV P.A.

Certified Public Accountants

3883 Rogers Bridge Road, Suite 601, Duluth, GA 30097 T 1 678 584 1200 F 1 770 676 6082 E admin@knavcpa.com

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Consolidated balance sheets

(All amounts in thousands United States Dollars, unless otherwise stated)

	As of March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	2,134	759
Accounts receivable (Note 5)	20,174	10,365
Due from related parties (Note 21)	10,387	200
Inventories (Note 6)	14,734	7,828
Prepaid expenses and other current assets (Note 7)	457	225
Deferred tax assets (current) (Note 17)	4,892	1,776
Total current assets	$52,778	$21,153
Restricted cash (Note 4)	35	35
Deferred tax assets (non-current) (Note 17)	-	2,082
Property, plant and equipment, net (Note 8)	15,448	12,909
Intangible assets, net (Note 9)	250	179
Total assets	$68,511	$36,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 10)	-	4,853
Current portion of long-term debt (Note 11)	-	1,992
Accounts payable	2,606	1,840
Due to related parties (Note 21)	3,146	2,876
Deferred revenue	249	249
Other current liabilities (Note 12)	5,664	1,466
Dividend payable	66	66
Total current liabilities	$11,731	$13,342
Deferred tax liability (non-current)	643	-
Long-term debt excluding current portion (Note 11)	-	-
Total liabilities	$12,374	$13,342
Commitments and contingencies (Note 16 and 20)
Stockholders’ equity
Equity shares at $ 0.001 par value 120,000,000 shares authorized; issued and outstanding – 117,797,180 shares and 117,797,180 shares as of March 31, 2012 and 2011 respectively (Note 19)	118	118
Additional paid-in capital	38,755	38,755
Accumulated surplus/(deficit)	17,264	(15,857)
Total stockholders’ equity	$56,137	$23,016
Total liabilities and stockholders’ equity	$68,511	$36,358

(See accompanying notes to the consolidated financial statements.)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Consolidated statements of income

(All amounts in thousands United States Dollars, unless otherwise stated)

	For the years ended March 31,
	2012	2011	2010

Net revenues	90,987	42,171	28,773
Cost of revenues (exclusive of depreciation as discussed in Note 13)	34,791	27,441	21,906
Gross profit	$56,196	$14,730	$6,867

Operating costs and expenses:
Research and development (exclusive of depreciation as discussed in Note 13 and Note 14)	-	585	1,599
Selling, general and administration (exclusive of depreciation as discussed in Note 13)	4,826	4,398	3,598
Depreciation and amortization (Note 13)	1,546	1,338	1,203

Total operating costs and expenses	$6,372	$6,321	$6,400

Operating income	$49,824	$8,409	$467
Other (expense)/income, net (Note 15)	49	(235)	(375)
Income before income taxes	$49,873	$8,174	$92
Income taxes / (benefit) (Note 17)	16,752	1,048	(4,885)
Net income	$33,121	$7,126	$4,977

Net income per common share:
Basic	$0.28	$0.06	$0.04
Diluted	$0.28	$0.06	$0.04

(See accompanying notes to the consolidated financial statements.)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Consolidated statements of stockholders’ equity for the years ended March 31,2012, 2011 and 2010.

(All amounts in thousands United States Dollars, unless otherwise stated)

	Common stock		Additional paid in	Accumulated surplus /
	Shares	Amount	Capital	(deficit)	Total
Balance as of April 1, 2009	110,900,628	$111	$36,762	$(27,960)	$8,913
Issue of common stock	6,896,552	7	1,993	-	2,000
Net income	-	-	-	4,977	4,977
Balance as of March 31, 2010	117,797,180	$118	$38,755	$(22,983)	$15,890

Balance as of April 1, 2010	117,797,180	$118	$38,755	$(22,983)	$15,890
Net income	-	-	-	7,126	7,126
Balance as of March 31, 2011	117,797,180	$118	$38,755	$(15,857)	$23,016

Balance as of April 1, 2011	117,797,180	$118	$38,755	$(15,857)	$23,016
Net income	-	-	-	33,121	33,121
Balance as of March 31, 2012	117,797,180	$118	$38,755	$17,264	$56,137

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Consolidated statements of cash flows (All amounts in thousands United States Dollars, unless otherwise stated)

	For the years ended March 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,121	$7,126	$4,977
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) operating activities
Depreciation and amortization	1,546	1,338	1,203
Amortization of debt initiation cost	8	16	16
Income taxes	16,752	1,048	(4,885)
Loss/(gain) on sale of property, plant and equipment, net	5	1	(9)
Provision for bad debts	168	97	122
Fair value of machinery received free of cost	-	(229)	(172)
Changes in operating assets and liabilities, net
Increase in accounts receivable	(9,977)	(3,877)	(3,278)
Decrease/(increase) in unbilled revenue	-	63	(63)
Increase in inventories	(6,907)	(1,728)	(993)
(Increase)/decrease in dues from related parties	(9)	(8)	999
Increase/(decrease) in dues to related parties	270	(297)	1,899
(Decrease)/increase in accounts payable and other current liabilities	(11,759)	(60)	(565)
Decrease/(increase) in prepaid expenses and other current assets	(800)	(7)	162
Net cash provided by / (used in) operating activities	$22,418	$3,483	$(587)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,190)	(1,811)	(730)
Proceeds from sale of property, plant and equipment	-	7	9
Short term loan to related party	(10,000)	-	-
Net cash (used in) investing activities	$(14,190)	$(1,804)	$(721)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	-	-	2,000
Proceeds / (repayment) from short term borrowings, net	(4,853)	1,817	40
Repayment of long term debt	(2,000)	(2,000)	(2,000)
Inter corporate deposit received from related parties	-	-	1,004
Repayment of inter-corporate deposits to related parties	-	(1,004)	-
Net cash (used in) / provided by financing activities	$(6,853)	$(1,187)	$1,044

Net change in cash and cash equivalents	$1,375	$492	$(264)

CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH)
Beginning of the year	$794	$302	$566
End of the year	$2,169	$794	$302
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year for interest	$156	$335	$407
Cash paid during the year for tax	$14,141	$1	$-
SIGNIFICANT NON CASH INVESTING AND FINANCING ACTIVITIES
The fair value of machinery received free of cost, during the year ended March 31, 2010 was $ 515

(See accompanying notes to the consolidated financial statements.)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Incorporation and history

Cadista Holdings Inc. (formerly Trigen Laboratories Inc.) was incorporated in the State of Delaware, United States in 1988.

Cadista Holdings Inc.’s subsidiaries are as follows:

Subsidiaries	Ownership

Jubilant Cadista Pharmaceuticals Inc.	100%
Colvant Sciences Inc.(dissolved on March 31, 2011)	100%

Jubilant Cadista Pharmaceuticals Inc. (formerly Cadista Pharmaceuticals Inc.), (also referred to as “Cadista Pharmaceuticals”) was incorporated in 1996 as a 100% subsidiary of Cadista Holdings Inc. Jubilant Pharma Pte Limited, a company incorporated in Singapore, acquired 64% shareholding in Cadista Holdings Inc. on June 30, 2005. Subsequently, Jubilant Pharma Pte Limited increased its ownership interest in Cadista Holdings Inc. to 75% through issuance of additional shares by Cadista Holdings Inc. During the years ended March 31, 2010 and 2009 Jubilant Pharma Pte Limited increased the stake in the Company to 82.38% through its United States based subsidiary Jubilant Life Sciences Holdings Inc. (“JLSH”). Jubilant Life Sciences Limited, hereinafter referred to as “Jubilant”, a company incorporated in India, is the ultimate parent company of each of Jubilant Pharma Pte Limited and Jubilant Life Sciences Holdings Inc.

During the year JLSH acquired the shares held by Jubilant Pharma Pte Limited and subsequently transferred the shares to Generic Pharmaceutical Holdings Inc., a 100% subsidiary of JLSH.

Cadista Holdings Inc., through its subsidiary, Jubilant Cadista Pharmaceuticals Inc., is primarily engaged in the business of development, manufacture and marketing of generic drugs in the United States. The Company’s manufacturing facility is located in Salisbury, Maryland.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

(a)	Basis of preparation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) to reflect the financial position and results of operations of Cadista Holdings Inc. and subsidiaries (collectively hereinafter referred to as “the Company”). The accompanying consolidated financial statements have been prepared without considering the “push down effect” of fair value adjustments arising out of the acquisition of the Company by Jubilant Pharma Pte Limited and subsequently by JLSH. Unless otherwise specifically noted, all amounts in these consolidated financial statements are in thousands United States dollars.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

(b)	Principles of consolidation

The consolidated financial statements are prepared in United States Dollars and include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. Intercompany balances and transactions are eliminated. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both.

(c)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting periods. The Company’s most significant estimates relate to the determination of sales reserves, sales return and allowances for accounts receivables and accrued liabilities, determination of useful lives for property, plant and equipment and intangible assets, and other long lived assets for impairment and realizability of deferred tax assets. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates.

(d)	Revenue recognition

Revenue from sale of goods is recognized when significant risks and rewards in respect of ownership of the products are transferred to the customer and when the following criteria are met:

▪	Persuasive evidence of an arrangement exists;
▪	The price to the buyer is fixed and determinable; and
▪	Collectability of the sales price is reasonably assured.

Revenue from sale of goods is shown net of provisions for estimated chargeback, rebates, returns, cash discounts, price protection reserve and other deductions.

The Company participates in prime vendor programs with a government entity whereby pricing on products is extended below the wholesale list price. This government entity purchases products through wholesalers at the lower prime vendor price, and the wholesalers charge the difference between their acquisition cost and the lower prime vendor price back to the Company. The Company determines its estimates of the prime vendor chargeback primarily based on historical experience regarding prime vendor chargebacks and current contract prices under the prime vendor programs. Accruals for chargebacks are reflected as a direct reduction to revenues and accounts receivable.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

The Company enters into revenue arrangements to sell multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

▪	The delivered item(s) has value to the customer on a standalone basis;
▪	There is objective and reliable evidence of the fair value of the undelivered item(s); and
▪	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

If an arrangement contains more than one element, the arrangement consideration is allocated among separately identified elements based on relative fair values of each element.

Revenues related to contract manufacturing arrangement are recognized when performance obligations are substantially fulfilled. Revenues related to development contracts are recognized on proportionate performance basis. Customarily for contract manufacturing and development services, the Company receives upfront non-refundable payments which are recorded as deferred revenue. These amounts are recognized as revenues as obligations are fulfilled under contract manufacturing arrangement and as milestones are achieved for development arrangements.

When the Company receives advance payments from customers for sale of products, such payments are reported as advances from customers until all conditions for revenue recognition are met.

Allowances for sales returns are estimated and provided for in the year of sales. Such allowances are made based on the historical trends. The Company has the ability to make a reasonable estimate of the amount of future returns due to large volumes of homogeneous transactions and historical experience with similar types of sales of products. In respect of new products launched or expected to be launched, the sales returns are not expected to be different from the existing products as such products relate to categories where established products exist and are sold in the market. Further, the Company evaluates the sales returns of all the products at the end of each reporting period and necessary adjustments, if any, are made.

The Company estimates the decline in prices for some of its products based on the expected additional competition in the foreseeable future. The Company has the ability to make a reasonable estimate of the expected decline in prices and the claims in respect of such price decline to be made applicable to the inventory with the customers as on the date of reduction in price. A reserve is established for price decline claims on the inventory.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

(e)	Shipping and handling costs

Shipping and handling costs incurred by the Company to transport products to customers are included in cost of revenues.

(f)	Inventories

Inventories are stated at the lower of cost and market value. Cost is determined using the weighted average method. Cost in the case of raw materials comprises the purchase price and attributable direct costs, less trade discounts. Cost in the case of work-in-progress and finished good comprises direct labor, material cost and production overheads.

A write down of inventory to the lower of cost or market value at the close of a fiscal period creates a new cost basis and is not marked up based on changes in underlying facts and circumstances.

Inventories are reviewed on a periodic basis for identification and write-off of slow moving, obsolete and impaired inventory. Such write-downs, if any, are included in cost of revenues.

(g)	Research and development

Revenue expenditure on research and development is expensed as incurred. Capital expenditure incurred on equipment and facilities that are acquired or constructed for research and development activities and having alternative future uses is capitalized as tangible assets when acquired or constructed.

(h)	Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost less accumulated depreciation. Cost of items of property, plant and equipment comprises cost of purchase and other costs necessarily incurred to bring it to the condition and location necessary for its intended use.

The Company depreciates property, plant and equipment over the estimated useful life using the straight-line method. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to operations.

The estimated useful lives of assets are as follows:

Building	30 years
Machinery and equipment	4 - 10 years
Office furniture and equipment	10 years
Computers	5 years
Vehicles	3- 5 years

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Advances paid towards the acquisition of property, plant and equipment outstanding at each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under capital work-in-progress. The interest cost incurred for funding an asset during its construction period is capitalized based on the actual investment in the asset and the average cost of funds. The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.

(i)	Intangible assets and amortization

Intangible assets are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed. The estimated useful lives of the intangible assets are as follows:

Abbreviated New Drug Applications (ANDA’s)	10 years

The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

(j)	Impairment of long-lived assets

Long-lived assets and finite lived intangibles are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset to its recorded value. If impairment is indicated the asset is written down to its fair value. Long-lived assets, to be disposed are reported at the lower of the carrying value or fair value less cost to sell.

(k)	Business enterprise segments

The Company operates in one reportable operating segment.

(l)	Operating leases

Lease rent expenses on operating leases are charged to expense over the lease term. Certain operating lease agreements provide for scheduled rent increases over the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term.

(m)	Cash equivalents

Cash equivalents represent highly liquid investments with remaining maturities, at the date of purchase/investment, of three months or less.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

As of March 31, 2012 and 2011 cash equivalents include restricted cash of $35 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

(n)	Income taxes

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

(o)	Sales taxes

The Company presents taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authorities.

(p)	Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

The table below reflects basic and diluted net income per share for the years ended March 31:

	2012 (000’s)	2011 (000’s)	2010 (000’s)
Net income available for common shareholders(basic and dilutive)	$33,121	$7,126	$4,977

Weighted average shares outstanding:
Basic	117,797	117,797	114,062
Effect of dilutive stock	750	750	750

Diluted	118,547	118,547	114,812

Earnings per share (in US dollars)
Basic	$0.28	$0.06	$0.04
Diluted	$0.28	$0.06	$0.04

Since the only dilutive securities are the options, the net income available to common shareholders for basic and diluted earnings per share calculation is the same.

(q)	Retirement benefits to employees

Contributions to defined contribution plans are charged to income in the period in which they accrue. Liability for compensated absences is accrued using full liability method.

(r)	Dividends

Dividends are recorded in the consolidated financial statements in the period in which they are approved by the Board of Directors.

(s)	Reclassifications

Certain reclassifications, regroupings and reworking have been made in the consolidated financial statements of prior periods to conform to the classifications used in the current year. These changes had no impact on previously reported net income or stockholders’ equity.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

(t)	Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two, separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The guidance in this topic does not apply to the Company as the Company has no items of other comprehensive income in any period presented and in such cases the Company is excluded from reporting other comprehensive income or comprehensive income.

NOTE 3 - FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of March 31, 2012 and 2011 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the years ended March 31, 2012, 2011 and 2010, two customers, having 30% and 13% share in total revenue in 2012, four customers having 23%, 15%, 12% and 11% share in total revenue in 2011, and four customers having 22%, 19%, 12% and 10% share in total revenue in 2010 accounted for more than 10% of total revenue individually in each of the years.

As of March 31, 2012 and 2011, four customers having 33%, 14%, 12% and 12% share in total trade receivables in 2012 and two customers having 29% and 22% share in total trade receivables in 2011, individually accounted for more than 10% of the Company’s total trade receivables respectively.

For the years ended March 31, 2012, 2011 and 2010, three products collectively accounted for approximately 84% of net revenue, four products collectively accounted for approximately 86% of net revenue and three products collectively accounted for 83% of net revenue, respectively. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues.

The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of March 31,2012 (000’s)	As of March 31, 2011 (000’s)
Cash in hand	-	1
Balances with banks in current accounts	1,740	700
Balances with banks in money market funds*	429	93
	$2,169	$794

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $ 250 (2011:$ 250).

*As of March 31, 2012 and 2011 cash equivalents include restricted cash of $ 35 and $ 35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2012 and 2011 are stated net of allowance for doubtful receivables and other allowances. Factors utilized by management in determining the adequacy of the allowance include the present and prospective financial condition of the debtor and the aging of the receivables.

The activity in the allowance for doubtful accounts receivable is given below:

	Year ended March 31, 2012 (000’s)	Year ended March 31, 2011 (000’s)
Balance at the beginning of the year	58	122
Charges to revenues and costs	168	97
Doubtful accounts written-off	(45)	(161)
Balance at the end of the year	$181	$58

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

NOTE 6 - INVENTORIES

Inventories comprise the following:

	As of March 31,2012 (000’s)	As of March 31,2011 (000’s)
Raw materials*	8,129	4,541
Work in progress	1,750	1,781
Finished goods	4,946	1,537
Stores and spares	70	66
	14,895	7,925
Provision for slow moving/obsolete inventory	(161)	(97)
	$14,734	$7,828

*During the years ended March 31, 2012, 2011 and 2010, the Company has written down / (back) raw materials by $64, $ (7) and $ 104 respectively, resulting from a fall in the market value/write-off of slow-moving and obsolete inventory. These amounts are included in the cost of revenues.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets comprises the following:

	As of March 31,2012	As of March 31,2011
	(000’s)	(000’s)
Prepaid expenses	372	179
Advance to suppliers	16	13
Deposits	58	25
Others	11	8
	$457	$225

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprises the following:

	As of March 31,2012 (000’s)	As of March 31,2011 (000’s)
Land	340	340
Building	6,725	6,536
Machinery and equipment	13,219	11,190
Office furniture and equipment	651	533
Computers & software	432	408
Vehicles	18	18
Capital work in progress and advances	2,483	788
	23,868	19,813
Accumulated depreciation	(8,420)	(6,904)
Property, plant and equipment, net	$15,448	$12,909

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Depreciation (excluding amortization of intangibles $22 in 2012, 2011 and 2010) expense was $1,524, $1,316 and $1,181 for the years ended March 31, 2012, 2011 and 2010 respectively. During the years ended March 31, 2012, 2011 and 2010, the Company discarded property plant and equipment amounting to $12, $ 13 and $ 1 with accumulated depreciation of $7, $ 5 and $1, respectively.

Term loans are secured by first charge ranking pari passu among the lenders on property, plant and equipment of the Company.

NOTE 9 - INTANGIBLE ASSETS

Information regarding the Company’s intangible assets acquired either individually, with a group of other assets is as follows:

	March 31, 2012 (000’s)
	Gross carrying amount	Accumulated amortization	Net
Abbreviated New Drug Application (ANDA’s)	$225	$135	$90
Capital work in progress	160	-	160
	$385	$135	$250

	March 31, 2011 (000’s)
	Gross carrying amount	Accumulated amortization	Net
Abbreviated New Drug Application (ANDA’s)	$225	$113	$112
Capital work in progress	67	-	67
	$292	$113	$179

The estimated amortization schedule for the intangibles assets on a straight line basis is set out below:

Years ending March 31,	(000’s)
2013	22
2014	22
2015	23
2016	23
$90

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

NOTE 10 - SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc.(“Cadista Pharmaceuticals”) has a Revolving Credit Facility (the “SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The original maturities of these loans are less than one year and the loans bear interest at the rate of 6months LIBOR plus 275 basis points. By amendment in February 2010, the amount of the SBNY Revolver was increased from $3,000 to $6,500 and the interest rate on the SBNY Revolver increased from 6 months LIBOR plus 175 basis points to its current rate of 6 months LIBOR plus 275 basis points. As of March 31, 2012 and 2011 the outstanding short term loans aggregate to Nil and $4,853, respectively. The SBNY Revolver is secured by all of Cadista Pharmaceuticals goods and inventory, accounts receivable, contract rights and current assets, which ranks pari passu with the security interest in the same collateral that secures the ICICI Bank NY (“ICICI”) credit facility described below. The SBNY Revolver is guaranteed by Cadista Holdings Inc., and Generic Pharmaceuticals Holdings Inc., which is the current holder of 82.38 % shares of the Company, and has pledged 62,560,815 shares of common stock of the Company to secure Cadista Pharmaceuticals’ obligations under the SBNY Credit Agreement. The guaranty of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In connection with the amendment of the Credit Agreement in February 2010, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY, providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals to SBNY; including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBNY harmless, and pay any claim submitted by SBNY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBNY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort, the SBNY Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBNY to secure the SBNY Revolver. The Replacement Letter of Comfort was issued pursuant to Jubilant’s credit facility with SBI CAG. The Replacement Letter of Comfort was effective until the earlier of (a) March 31, 2012 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBNY have been extinguished. The Replacement Letter of Comfort has been extended to have an expiration date of March 31, 2013.

The SBNY Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista Pharmaceuticals’ fiscal year. “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year. As of the end of its 2009 fiscal year, Cadista Pharmaceuticals was out of compliance with the foregoing covenants which was applicable to determining the imposition of default interest (as a result of financial non-compliance) for the immediate subsequent fiscal year 2010. As a result of being out of compliance, Cadista Pharmaceuticals paid a default interest rate of interest (2% increase over the otherwise applicable interest rate) on the SBNY Revolver and the term loans under the SBNY Credit Agreement during fiscal year 2010. Cadista Pharmaceuticals regained compliance at the end of fiscal year 2010 (which was applicable for determining the imposition of a default interest rate for fiscal year 2011 as a result of financial covenant non-compliance), and has been in compliance with these ratios at the end of each of its fiscal years 2011 and 2012. The SBNY Credit Agreement also defines certain other covenants restricting the ability of Cadista Pharmaceuticals to incur additional indebtedness to banks and other financial institutions, create liens, make certain investments, sell assets, or enter into a merger or acquisition. Cadista Pharmaceuticals is permitted to pay dividends so long as there is no breach of the financial covenants. The unused facility as of March 31, 2012 aggregated to $6,500.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

In February 2012 Cadista Pharmaceuticals entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to the security interest of ICICI in those items of collateral in which both ICICI and SBNY will have a security interest; (ii) extension of the expiration date of the SBNY Revolver from March 21, 2012 to November 18, 2012 (which is the current expiration date of the SBNY Revolver); (iii) establishing a $1,000 sub-limit for the issuance of letters of credit under the SBNY Revolver; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals, will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating.

In February 2012, Cadista Pharmaceuticals entered into an agreement (the “ICICI Credit Facility Agreement”) with the ICICI for its working capital requirements for an amount of $8,500 (the “Maximum Amount”). The agreement contemplates that ICICI may extend the following loans and credit accommodations to Cadista to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans (“ICICI Revolving Loans;” and the credit facility pursuant to which such loans are issued, the “ICICI Revolving Credit Facility”); the issuance of letters of credit for Cadista Pharmaceutical’s account (the “ICICI Letters of Credit Facility”); and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices (the “ICICI Bill Discounting Facility”). The ICICI Credit Facility Agreement has a term that expires on the first anniversary of the agreement.

ICICI Revolving Loans are extended and required to be repaid so that the ICICI Revolving Loans, together with the amounts drawn under or due and owing under the ICICI Letters of Credit Facility and the ICICI Bill Discounting Facility, do not exceed a specified percentage of the sum of (i) accounts receivable satisfying certain criteria and subject to certain adjustments and (ii) inventory created and used in Cadista Pharmaceutical’s ordinary course of business. The ICICI Letters of Credit Facility provides for the issuance of letters of credit, with durations ending prior to the first anniversary of the ICICI Credit Facility Agreement. The ICICI Bill Discounting Facility provides for advances, based upon invoices issued to specified customers, subject to a sublimit per customer of $4,000 in the aggregate. The aggregate amount of loans and credit accommodations that are provided under the three facilities is capped at the Maximum Amount.

If not otherwise payable before, all amounts under all three facilities are due on the expiration date of the ICICI Credit Facility Agreement. The ICICI Revolving Loans may be payable earlier on demand. Cadista Pharmaceuticals is required to promptly reimburse ICICI for all amounts drawn under the letters of credit, which reimbursement may be in the form of an ICICI Revolving Loan to the extent Cadista Pharmaceuticals is able to borrow such amount under the ICICI Revolving Loan Credit Facility at that time. Advances under the ICICI’s Bill Discounting Facility are payable 120 days after the advance (or if earlier, upon the demand for repayment of the ICICI Revolving Loans).

Interest on outstanding amounts of ICICI Revolving Loans accrues at a rate equal to the three month LIBOR rate plus three and three-fourths percent (3.75%) per annum. Interest on the outstanding amount of advances under the ICICI Bill Discounting Facility accrues at a rate equal to the three month LIBOR rate plus three percent (3%) per annum. Interest on both facilities is payable monthly.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

The ICICI Credit Facility Agreement requires Cadista Pharmaceuticals to maintain as of March 31 and September 30 of each fiscal year: (i) an asset coverage ratio equal to the “Bank’s Pro Rata Share of Borrower’s Assets” (as defined in the ICICI Credit Facility Agreement) divided by the amounts then outstanding under the ICICI Credit Facility Agreement (and the other credit documents executed in connection therewith) of not less than 1.40; and (ii) a ratio of its outstanding long-term debt, plus outstanding amounts of working capital or short term debt of Cadista Pharmaceuticals, divided by “EBITDA” (i.e. earnings before interest, taxes, depreciation, and amortization) of no more than 3.00. For purposes of the ICICI Credit Facility Agreement: the “Bank’s Pro Rata Share of Borrower’s Assets” is equal to the product of: (x) 8.5 divided by 15 (which is the proportion that the Maximum Amount bears to the combined maximum amounts that may be borrowed or credit accommodations provided under the SBNY Revolver and the ICICI Credit Facility Agreements), and (y) Cadista Pharmaceuticals current assets. If Cadista Pharmaceuticals’ financial statements reflect negative EBITDA for any six (6) month period, it may be required to fund a reserve account with ICICI in an amount equal to six (6) months of interest payable on the principal amount outstanding under the ICICI Credit Facility Agreement for the prior six (6) month period.

The ICICI Credit Facility Agreement contains various covenants, including: covenants restricting changes in control (including that Jubilant Life Sciences Limited maintain at least a 51% equity interest in the Company); upon ICICI NY’s request, requiring Cadista Pharmaceuticals to obtain a credit rating with respect to itself or the loan transactions; covenants restricting the repayment of affiliate indebtedness; and other restrictions similar to those contained in Cadista Pharmaceuticals’ credit agreement with SBNY.

The ICICI Credit Facility is secured by Cadista Pharmaceuticals’ goods, inventory, accounts receivable, contract rights and current assets. ICICI Bank NY’s security interest ranks pari passu with the security interest of SBNY in the same assets.

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Year ended March 31	Average loan outstanding during the year (000’s)	Average interest expense during the year (000’s)	Average interest rate during the year	Interest rate as of March 31
2012	$4,614	$149	3.23%	3.48%
2011	$5,777	$213	3.69%	3.21%
2010	$2,989	$143	4.80%	4.15%

NOTE 11 - LONG TERM DEBT

Long-term debt consists the following:

	As of March 31, 2012 (000’s)	As of March 31, 2011 (000’s)
Term loan from banks ( net of debt initiation cost of Nil as of March 31, 2012 and $ 8 as of March 31, 2011)	-	1,992
Less: current portion	-	(1,992)
Long term debt, excluding current portion	-	-

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

The term loans were extended by SBNY and Bank of Baroda pursuant to a credit agreement entered into in September 2006. Term loans bore interest at the rate of 6 months LIBOR plus 165 basis points. Term loans under the credit agreement were secured by all other assets of Cadista Pharmaceuticals Inc. not securing the SBNY Revolver. The terms of the loan arrangement contained certain restrictive covenants, mainly the requirements to maintain certain financial ratios. The Company repaid the final instalment of the term loan in October 2011.

NOTE 12 - OTHER CURRENT LIABILITIES

Other current liabilities comprise the following:

	As of March 31,2012 (000’s)	As of March 31,2011 (000’s)
Accrued employee cost	1,951	864
Interest payable	13	19
Accrual for accounts payable	133	290
Accrual for health insurance liability	260	75
Audit fees	47	70
Provision for tax	3,009	-
Others	251	148
	$5,664	$1,466

NOTE 13 – DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between ‘‘cost of revenues,’’ ‘‘research and development charges,” and ‘‘selling general and administration expenses.’’ As such, the charge for depreciation has been presented as a separate line item on the face of the consolidated statements of income.

NOTE 14 - RESEARCH AND DEVELOPMENT EXPENSES

The Company uses its manufacturing facility and other resources for research and development activities in addition to using the same for its commercial production activities. The actual amount of expenses that can be identified to these activities cannot be determined. However, the Company estimates that an amount of $ Nil, $ Nil and $ 171 are allocable to research and development activities out of its operating expenses for the years ended March 31, 2012, 2011 and 2010, respectively.

NOTE 15 - OTHER INCOME / (EXPENSE), NET

Other expense, net comprises the following:

	Year ended March 31,2012 (000’s)	Year ended March 31, 2011 (000’s)	Year ended March 31, 2010 (000’s)
Interest and other finance costs	(149)	(324)	(385)
Interest income	179	1	1
Others	19	88	9
	$49	$(235)	$(375)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

NOTE 16 - OPERATING LEASES

The Company leases office facilities under non-cancelable operating lease agreements.

Rental expense under these leases is $86, $65 and $ 63 for the years ended March 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments as of March 31, 2012 for such non-cancelable operating leases are as follows:

Years ending March 31,
2013	110
2014	85
2015	88
2016	90
2017	38
Total minimum payments	$411

NOTE 17 - INCOME TAXES

For the tax year ended March 31, 2011, the Company filed federal and state tax returns as per regulations applicable to Chapter C corporations in the United States. On October 1, 2011, the Company became a member of Jubilant Life Sciences Holdings Inc consolidated federal tax group (“JLSHI consolidated group”)and entered into a tax sharing agreement with Jubilant Life Sciences Holdings Inc (the "Tax Sharing Agreement"). Accordingly, the Company will be filing a final separate federal tax return for the six months ended September 30, 2011, and as a member of JLSHI consolidated group for the six months ended March 31, 2012.

With respect to certain states the Company files combined state tax returns with affiliated companies.

Income tax expense attributable to net income consists:

	For the years ended
	March 31, 2012 (000’s)		March 31, 2011 (000’s)	March 31, 2010 (000’s)
Deferred taxes	(390	)*	1,027	(4,885)
Current taxes	17,142	**	21	-
Total taxes	$16,752		$1,048	$(4,885)

*Out of the total deferred tax benefit of $390, $87 pertains to period up to September 30, 2011 and the balance of $303 pertains to the subsequent six months period ended March 31, 2012.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

**Out of the total current tax expense of $ 17,142, $6,684 pertains to period up to September 30, 2011 and the balance of $10,458 pertains to the subsequent six month period ended March 31, 2012.

The reconciliation between the provision for income tax of the Company and amounts computed by applying the US federal income tax rate is as follows:

	For the years ended
	March 31, 2012 (000’s)	March 31, 2011 (000’s)	March 31, 2010 (000’s)
Profit before income taxes as per books	49,873	8,174	92
US federal effective tax rate	34.00%	34.00%	34.00%
Expected tax expense	16,957	2,779	31
Impact of state taxes, net of federal benefit	1,774	(717)	4
Change in valuation allowance	(1,926)	(1,018)	(4,926)
Credit for alternate minimum tax	190	-	-
True up	(260)	-	-
Others	-	(1)	(2)
Effect of permanent differences	17	5	8
Total taxes	$16,752	$1,048	$(4,885)

The components of the deferred tax balances are as follows:

	As of March 31,2012 (000’s)	As of March 31,2011 (000’s)
Current deferred tax assets
Accruals and inventory adjustments	4,824	1,753
Bad debt reserve	68	23

Current deferred tax assets	$4,892	$1,776

Non-current deferred tax assets
Business losses	1,405	5,562
Less: valuation allowance	-	(1,927)
Non-current deferred tax assets	$1,405	$3,635

Non-current deferred tax liabilities
Property, plant and equipment, net	(2,048)	(1,553)
Non-current deferred tax liabilities	$(2,048)	$(1,553)

Current deferred tax assets, net	$4,892	$1,776
Non-current deferred tax assets / (liabilities), net	$(643)	$2,082

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

In assessing the realizability of deferred tax assets, the management considers whether it is more likely than not, that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company has deferred tax assets (net of deferred tax liability) on business losses, intangibles and other tax credits amounting to $ 4,248 as of March 31, 2012 and $ 5,785 as of March 31, 2011.

Based on the level of projections for future taxable income over the periods for which the deferred tax assets are deductible, the management believes that no significant uncertainties exist regarding the realization of the deferred tax asset on business losses and tax credits and accordingly, no valuation allowance has been established at March 31, 2012. The Company had established a valuation allowance of $ 1,927 at March 31, 2011.

The Company has net operating loss carry forwards available to reduce future federal and state income taxes. If not used, the carry forwards will expire as follows:

Years ending March 31,	Net operating loss federal and state
2013	125
2019	1,184
2020	1,055
2021	978
2022	705
2023	380
2025	350
2026	474
$5,251

The Company had carried forward losses amounting to $ 11,562 on June 30, 2005 which were available to reduce future federal and state income taxes. Due to application of the change in ownership rules under Internal Revenue Code Section 382, losses of $5,325 on June 30, 2005 will expire unused and will not be available for reducing future federal and state income taxes. As such, a deferred tax asset has not been established for such losses. As of March 31, 2012, the available net operating losses of $5,251 are limited by Internal Revenue Code Section 382 and a maximum of $3,742 are available for use in future.

Effective April 1, 2009, the Company adopted the accounting standard regarding “Accounting for Uncertain Tax Positions.” This standard provides detailed guidance for financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. It requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The adoption of the standard has had no material effect on the Company’s financial position, results of operations or cash flow. The tax years of 2008 to present remain subject to examination by the taxing authorities.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

The Company is party to a Tax Sharing Agreement, with an effective date of October 1, 2011, with Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”).  The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holdings obligations in connection with filing consolidated federal, state and foreign tax returns.  The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income / (losses and other credits) contribute to / (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of March 31, 2012 the Company owed $585 towards federal taxes and $ 88 towards state taxes to Jubilant Holdings under the Tax Sharing Agreement. During the period ended March 31, 2012 the Company paid $7,844 to Jubilant Holdings under the Tax Sharing Agreement.

Per the Tax Sharing Agreement, for all taxable years in which the Company is included in the consolidated group, Jubilant Holdings shall pay the entire federal income tax liability of the consolidated group and shall indemnify and hold harmless the Company against any such liability; provided, however, that the Company shall make payments to or receive payments from Jubilant Holdings as provided in the Tax Sharing Agreement for any taxable year during which the Company is included in the consolidated group.

NOTE 18 - PENSIONS

Until March 31, 2011 the Company’s employees participated in a defined contribution plan, under Section 401(k) of the Internal Revenue Code, titled Cadista Pharmaceuticals 401(K) Plan.  Under the plan employees above the age of 21 years, having completed one month of service could choose to contribute up to 15% of their compensation or $16 whichever is lower. Employees above the age of 50 years could choose to contribute up to an additional $5. The Company matched a contribution to the plan of 50% of each employee’s contribution, up to a maximum Company contribution of 2% of eligible compensation.

On April 1, 2011 Cadista Pharmaceuticals 401(k) Plan, merged into Jubilant Life Sciences USA 401(k) Plan. Regular, full-time and part-time employees are eligible to participate in the defined contribution plan after completion of one month of continuous service.  Participants may voluntarily contribute eligible pre–tax and post-tax compensation in 1% increments of up to 90% of their annual compensation in accordance with the annual limits as determined by the Internal Revenue Service.  Eligible employees receive a 50% match of their contributions up to 6% of their eligible compensation.  Employees above the age of 50 years may choose to contribute “catch-up” contributions in accordance with the Internal Revenue Service limits and are matched the same up to the maximum Company contribution of 3% of eligible compensation.  The Company’s matching contributions vest 100% after three years of service. Any active participant in the Cadista Pharmaceuticals 401(k) Plan as of April 1, 2011, continues to be subject to the 2-year graded vesting schedule in effect under the former plan, prior to the merger.  The prior vesting schedule was: 1 year of service 50%; 2 years of service 100%.  Such vesting applies to both matching and profit sharing contributions made under this Plan.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Total contributions made to the plan by the Company, for the years ended March 31, 2012, 2011 and 2010 are $ 164, $75 and $ 59, respectively.

NOTE 19 - COMMON STOCK

The Company has only one class of common stock.

Voting

Each holder of common stock is entitled to one vote per share.

Stock option

Cadista Holdings Inc. has issued 749,547 stock options during the period 1995 to 2000 providing option to purchase equal number of common stock at a price ranging from $ 0.80 to $ 1.60 per share.

The options were granted at exercise prices higher than the fair values on grant dates. All of the options are fully vested as of July 1, 2005 and remain unexercised since then. There was no activity in stock option plan during the years ended March 31, 2012 and 2011.

Share options and weighted average exercise price are as follows for the reporting periods presented:

	Number of options	Weighted average exercise price (1)
Outstanding at March 31, 2010	749,547	$1.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2011	749,547	$1.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012	749,547	$1.54

Exercisable at March 31, 2012	749,547	$1.54

(1)          These options expire within two years from the date of Initial Public Offering / Qualified Public Offering and none of the options have been exercised.

The exercise price ranges from $ 0.80 to $ 1.60 with a weighted average exercise price of $ 1.54.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Liquidation

In the event of liquidation of the Company, the holders of common stock shall be entitled to receive all of the remaining assets of the Company, after distribution of all preferential amounts, if any. Such amounts will be in proportion to the number of shares held by the common stockholders.

NOTE 20 -COMMITMENTS AND CONTINGENCIES

a)	Capital commitment

As of March 31, 2012 and 2011, the Company had committed to spend $ 2,674 and$ 646, respectively under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

b)	Contingencies

The Company, as a result of its nature of business, is subject to penalties by customers on account of various reasons like recall, service levels etc.

The Company may become subject to various product liability, consumer, commercial, environmental and tax litigations and claims, government investigations and other legal proceedings that may arise in future. The Company accrues for contingencies to the extent that the management concludes their occurrence is probable and the related liabilities are estimable.

The management currently does not anticipate any such significant liability.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the following related parties (in addition to the Tax Sharing Agreement with Jubilant Life Sciences Holdings Inc. described in Note 17):

a)	Jubilant Life Sciences Limited, India (“ultimate parent company”)

b)	Jubilant Life Sciences(USA) Inc. ("affiliate")
c)	Jubilant Clinsys Limited, India(“affiliate”)
d)	Jubilant HollisterStier LLC (“affiliate”)
e)	Jubilant Clinsys Inc., USA (”affiliate”’)
f)	HSL Holdings Inc. (”affiliate”)
g)	Jubilant HollisterStier General Partnership (formerly Draxis Pharma General Partnership) (”affiliate”)
h)	Jubilant Life Sciences Holdings Inc. (Note 17)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Due to related parties	Amount in ‘000’s

Jubilant Life Sciences Ltd
Balance as of March 31, 2010	$856
Expenses incurred /services received	258
Balance as of March 31, 2011	$1,114
Raw material purchases	5,651
Trading goods purchases	1,620
Expenses incurred /services received	106
Expenses incurred by Cadista	(13)
Payments made	(5,367)
Balance as of March 31, 2012	$3,111

Jubilant Life Sciences (USA) Inc.
Balance as of March 31, 2010	$2,269
Purchases	3,773
Payments made	(4,296)
Balance as of March 31, 2011	$1,746
Purchases during the year	2,069
Payments made/ credits	(3,836)
Balance as of March 31, 2012	$(21)

Jubilant Clinsys Inc.
Balance as of March 31, 2010	$45
Expenses incurred /services received	3
Payments (made)	(42)
Balance as of March 31, 2011	$6
Expenses incurred /services received	13
Payments (made)	(3)
Balance as of March 31, 2012	$16

Jubilant Clinsys Limited
Balance as of March 31, 2010	$3
Balance as of March 31, 2011	$3
Payments (made) /credits	(3)
Balance as of March 31, 2012	$-

Jubilant HollisterStier LLC
Balance as of March 31, 2010	-
Expenses incurred /services received	18
Payments (made)	(11)
Balance as of March 31, 2011	$7
Expenses incurred /services received	43
Payments /credits (made)	(10)
Balance as of March 31, 2012	$40

HSL Holdings Inc.
Balance as of March 31, 2010	$1,004
Interest expense	18
Loan repaid(including interest)	(1,022)
Balance as of March 31, 2011	$-
Balance as of March 31, 2012	$-

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

Due from related parties	Amount in ‘000’s

Jubilant Life Sciences Ltd
Balance as of March 31, 2010	$180
Expenses incurred /services provided	16
Balance as of March 31, 2011	$196
Expenses incurred /services provided	4
Balance as of March 31, 2012	$200

Jubilant Clinsys Inc.
Balance as of March 31, 2010	-
Expenses incurred /services provided	1
Balance as of March 31, 2011	$1
Expenses incurred /services provided	1
Balance as of March 31, 2012	$2

Jubilant HollisterStier LLC
Balance as of March 31, 2010	$-
Expenses incurred /services provided	3
Payments/credits received	(3)
Balance as of March 31, 2011	$-
Expenses incurred /services provided	2
Payments/credits received	-
Balance as of March 31, 2012	$2

Jubilant HollisterStier General Partnership
Balance as of March 31, 2010	$12
Expenses incurred /services provided	18
Payments/credits received	(27)
Balance as of March 31, 2011	$3
Expenses incurred /services provided	2
Balance as of March 31, 2012	$5

HSL Holdings Inc.
Balance as of March 31, 2010	$-
Balance as of March 31, 2011	$-
Loan given	10,000
Interest on loan given	178
Balance as of March 31, 2012	$10,178

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2012 and March 31, 2011

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying values because of their short-term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

Effective April 1, 2008, the Company adopted the provisions for fair value accounting for financial assets and financial liabilities. This did not have a material impact on the Company’s financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories.

Level 1: Quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data.

PART IV

CADISTA HOLDINGS INC. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cadista Holdings Inc. (formerly know as DAS Laboratories, Inc., Trinity Laboratories, Inc., and Trigen Laboratories, Inc.) (“CHI”) dated June 29, 2005, incorporated by reference to Exhibit 3.1 to Form 10 filed on June 1, 2011 (“Form 10”).

3.2	Amendment to the Articles of Incorporation of CHI dated December 22, 2005, incorporated by reference to Exhibit 3.2 to Form 10.

3.3	Amendment to the Articles of Incorporation of CHI dated January 19, 2007, incorporated by reference to Exhibit 3.3 to Form 10.

3.4	Bylaws of CHI, incorporated by reference to Exhibit 3.4 to Form 10.

10.1	Employment Agreement dated April 2, 2009 between Jubilant Cadista Pharmaceuticals Inc. (formerly known as Cadista Pharmaceuticals Inc., Jubilant Pharmaceuticals, Inc. and Trigen Laboratories, Inc.) (“JCPI”) and Scott Delaney, incorporated by reference to Exhibit 10.1 to Form 10.

10.2	Amendment No. 1 to Employment Agreement with an effective date of May 1, 2012 between Jubilant Cadista Pharmaceuticals Inc. (JCPI) and Scott Delaney, filed herewith.

10.3	Offer letter executed November 28, 2006 from JCPI to, and accepted by, Ward Barney, incorporated by reference to Exhibit 10.2 of Form 10.

10.4	Offer letter executed March 7, 2006 from JCPI to, and accepted by, Kamal Mandan, incorporated by reference to Exhibit 10.3 of Form 10.

10.5	Credit Agreement made as of September 27, 2006 between JCPI, State Bank of India, New York Branch, and Bank of Baroda, incorporated by reference to Exhibit 10.4 of Form 10.

10.6	Form of Revolving Promissory Note of JCPI made to State Bank of India, New York Branch dated September 22, 2006, incorporated by reference to Exhibit 10.5 of Form 10.

10.7	Form of Term Note of JCPI made to Bank of Baroda dated September 22, 2006, incorporated by reference to Exhibit 10.6 of Form 10.

10.8	Form of Term Note of JCPI made to State Bank of India, New York Branch dated September 22, 2006, incorporated by reference to Exhibit 10.7 of Form 10.

10.9	Unconditional Guaranty of Payment by Jubilant Pharma Pte. Ltd. executed September 20, 2006 for benefit of State Bank of India, New York Branch, incorporated by reference to Exhibit 10.8 of Form 10.

10.10	Unconditional Guaranty of Payment by Jubilant Pharma Pte. Ltd. executed September 20, 2006 for benefit of Bank of Baroda, incorporated by reference to Exhibit 10.9 of Form 10.

10.11	Unconditional Guaranty of Payment by CHI made to Bank of Baroda executed September 22, 2006, incorporated by reference to Exhibit 10.10 of Form 10.

10.12	Unconditional Guaranty of Payment by CHI made to State Bank of India, New York Branch executed September 22, 2006, incorporated by reference to Exhibit 10.11 of Form 10.

81

10.13	Pledge Agreement among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI dated September 22, 2006, incorporated by reference to Exhibit 10.12 of Form 10.

10.14	Pledge Agreement dated September 22, 2006 among CHI, State Bank of India, New York Branch, Bank of Baroda and JCPI, incorporated by reference to Exhibit 10.13 of Form 10.

10.15	Security Agreement dated September 22, 2006 between JCPI and State Bank of India, New York Branch, incorporated by reference to Exhibit 10.14 of Form 10.

10.16	Security Agreement dated September 22, 2006 between JCPI and State Bank of India, New York Branch and Bank of Baroda, incorporated by reference to Exhibit 10.15 of Form 10.

10.17	Subordination Agreement dated September 22, 2006 between JCPI, CHI and Jubilant Pharma Pte. Ltd., incorporated by reference to Exhibit 10.16 of Form 10.

10.18	Amendment to Credit Documentation dated September 25, 2007 between JCPI, State Bank of India, New York Branch, Bank of Baroda and CHI, incorporated by reference to Exhibit 10.17 of Form 10.

10.19	Pledge Modification Agreement dated September 25, 2007 among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI, incorporated by reference to Exhibit 10.18 of Form 10.

10.20	Credit Modification Agreement dated February 24, 2010 between JCPI, State Bank of India, New York Branch, Bank of Baroda, CHI, and Jubilant Pharma Pte. Ltd., incorporated by reference to Exhibit 10.19 of Form 10.

10.21	Pledge Modification Agreement dated February 24, 2010 among State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI, incorporated by reference to Exhibit 10.20 of Form 10.

10.22	Second Pledge Modification Agreement dated February 24, 2010 among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI, incorporated by reference to Exhibit 10.21 of Form 10.

10.23	Revolving Credit Demand Promissory Note of JCPI to State Bank of India, New York Branch, incorporated by reference to Exhibit 10.22 of Form 10.

10.24	Subordination Agreement dated February 24, 2010 among JCPI, CHI and Jubilant Pharma Pte. Ltd., incorporated by reference to Exhibit 10.23 of Form 10.

10.25	Unconditional Continuing Guaranty of Payment dated February 24, 2010 of CHI made to State Bank of India, New York Branch, incorporated by reference to Exhibit 10.24 of Form 10.

10.26	Letter of Comfort of April 21, 2011 from State Bank of India, New Delhi Branch to State Bank of India, New York Branch, incorporated by reference to Exhibit 10.25 of Form 10.

10.27	Letter, dated September 30, 2011, from State Bank of India extending revolving credit facility (together with letter dated May 10, 2011 referred to therein), incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 6, 2011.

10.28	Master Product Development Cooperation Agreement dated as of August 14, 2008 between Jubilant Life Sciences Ltd. (formerly known as Jubilant Organosys Ltd.) (“Jubilant”) and JCPI, incorporated by reference to Exhibit 10.26 of Form 10.

10.29	Supply Agreement dated June 30, 2005 between Jubilant and JCPI, incorporated by reference to Exhibit 10.27 of Form 10.

10.30	Master Supply Agreement dated as of May 27, 2011 between Jubilant and JCPI, incorporated by reference to Exhibit 10.28 of Amendment No. 1 to Form 10 filed on July 13, 2011 (“Form 10 Amendment 1”).

82

10.31	Toll Manufacturing Conversion Agreement dated as of May 27, 2011 between Jubilant and JCPI, incorporated by reference to Exhibit 10.29 to Form 10 Amendment 1 (confidential treatment has been granted for portions of this Exhibit).

10.32	Lease Agreement dated November 1, 2005 between JCPI and G&I 1155 Business Center Fe LLC (as successor to Brandywine Operating Grand C, L.P.) (“G&I”) re: Horsham, Pennsylvania offices, incorporated by reference to Exhibit 10.30 of Form 10.

10.33	First Amendment dated May 1, 2008 to Lease Agreement dated November 1, 2005 between JCPI and G&I, incorporated by reference to Exhibit 10.31 of Form 10.

10.34	Second Amendment dated February 29, 2012 to Lease Agreement dated November 1, 2005, as amended May 1, 2008 between JCPI and G&I, filed herewith.

10.35	Amendment to Credit Modification Agreement, dated October 28, 2011 by and among State Bank of India, New York Branch, JCPI, CHI, Jubilant Pharma Pte. Ltd, and Generic Pharmaceuticals Holdings, Inc. (“GPH”), incorporated by reference to Exhibit 10.1 to Quarterly Report for the Quarterly Period ended December 31, 2012 filed on February 14, 2012.

10.36	Third Pledge Modification Agreement, among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, JCPI, CHI and GPH, incorporated by reference to Exhibit 10.2 to Quarterly Report for the Quarterly Period ended December 31, 2012, filed on February 14, 2012.

10.37	Credit Facility Agreement, dated, February 2, 2012, among JCPI (“Cadista Pharmaceuticals”), and ICICI Bank Limited, New York Branch (“ICICI Bank NY”), incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 8, 2012.

10.36	Form of Promissory Note of JCPI made to ICICI Bank NY, dated February 2, 2012, incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 8, 2012.

10.38	Security Agreement, dated February 2, 2012, between JCPI and ICICI Bank NY, incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 8, 2012.

10.39	Subordination Agreement, dated February 2, 2012, between CHI and ICICI Bank NY, incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 8, 2012.

10.40	Non-Disposal Undertaking, dated February 2, 2012, executed by CHI and Cadista Pharmaceuticals, for the benefit of ICICI Bank NY, incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 8, 2012.

10.41	Intercreditor Agreement dated February 2, 2012 among ICI Bank NY, State Bank of India, New York Branch, JCPI, and CHI, incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 8, 2012.

10.42	Undertaking, dated February 2, 2012, by Jubilant Life Sciences Limited, for the benefit of ICICI Bank NY, acknowledged and agreed to by JCPI and CHI, incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 8, 2012.

10.43	Second Amendment to Credit Modification Agreement, dated February 2, 2012, among State Bank of India, New York Branch (“SBNY”), JCPI, and CHI, incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 8, 2012.

10.44	Amendment to Security Agreement, dated February 2, 2012, between SBNY and JCPI, incorporated by reference to Exhibit 10.9 of Form 8-K filed on February 8, 2012.

83

10.45	Fiscal Year 2011 Bonus Plan, incorporated by reference to Exhibit 10.32 of Amendment No. 2 to Form 10 filed on August 8, 2011.

10.46	Description of Fiscal Year 2012 Bonus Plan, incorporated by reference to Item 5.02 of the Form 8-k filed on October 31, 2011.

10.47	Loan Agreement, made as of November 23, 2011, between HSL Holdings, Inc. and JCPI, together with the Guaranty of Jubilant Life Sciences Holdings, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 29, 2011.

10.48	Non-Objection Certificate, dated November 22, 2011, from State Bank of India, incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 29, 2011.

10.49	Tax Sharing Agreement, effective as of October 1, 2001, between Jubilant Life Sciences Holdings, Inc. and CHI, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2011.

21	Subsidiaries of CHI, incorporated by reference to Exhibit 21 to Form 10.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBLR Extension Calculation Linkbase

*101.LAB	XBLR Extension Label Linkbase

*101.PRE	XBLR Extension Presentation Linkbase

*101.DEF	XBLR Taxonomy Extension Definition Linkbase

*As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

84