Form 10-Q
period 2012-06-30
Cadista Holdings Inc.
filed 2012-08-20
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes     ☐     No     ☒

As of August 17, 2012 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative And Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 6.	Exhibits	26

Signatures		27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	8,441	2,134
Accounts receivable	22,163	20,174
Due from related parties	10,245	10,387
Inventories	14,573	14,734
Prepaid expenses and other current assets	530	457
Deferred tax assets (current)	4,892	4,892
Total current assets	$60,844	$52,778

Restricted cash	35	35
Property, plant and equipment, net	17,196	15,448
Intangible assets, net	317	250
Total assets	$78,392	$68,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	1	-
Accounts payable	2,022	2,606
Due to related parties	1,342	3,146
Deferred revenue	249	249
Other current liabilities	6,845	5,664
Dividend payable	66	66
Total current liabilities	$10,525	$11,731
Deferred tax liabilities(non-current)	623	643
Total liabilities	$11,148	$12,374
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of June 30, 2012 and March 31, 2012
Additional paid-in capital	38,755	38,755
Accumulated surplus	28,371	17,264
Total stockholders’ equity	$67,244	$56,137
Total liabilities and stockholders’ equity	$78,392	$68,511

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Three months ended June 30,
	2012	2011

Net revenues	$29,874	$12,835
Cost of revenues	10,521	7,792
Gross profit	19,353	5,043

Operating costs and expenses:
Selling, general and administration	1,090	1,151
Depreciation and amortization	414	362

Total operating costs and expenses	1,504	1,513

Operating income	17,849	3,530
Other income (expense), net	104	(43)
Income before income taxes	17,953	3,487
Income taxes	6,847	1,156
Net income	$11,106	$2,331

Net income per common share
Basic	$0.09	$0.02
Diluted	$0.09	$0.02

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Three months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$11,106	$2,331
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	414	362
Amortization of debt initiation cost	-	4
Income taxes	6,847	1,156
Provision for bad debts	2	62
Changes in operating assets and liabilities, net
Increase in accounts receivable	(1,991)	(1,427)
Decrease/(Increase) in inventories	161	(1,471)
Decrease/(Increase) in dues from related parties	142	(6)
(Decrease)/Increase in dues to related parties	(1,804)	580
Decrease in accounts payable and other current liabilities	(6,250)	(93)
Increase in prepaid expenses and other current assets	(93)	(148)
Net cash provided by operating activities	$8,534	$1,350

Cash flows from investing activities:
Purchase of property, plant and equipment	$(2,228)	$(926)

Net cash (used in) investing activities	$(2,228)	$(926)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$1	$212
(Repayment) of long term debt	-	(1,000)

Net cash provided by/(used in) financing activities	$1	$(788)

Net change in cash and cash equivalents	$6,307	$(364)

Cash and cash equivalents (including restricted cash)
Beginning of the period	$2,169	$794
End of the period	$8,476	$430

Supplementary cash flow information
Cash paid during the period for interest	$22	$47
Cash paid during the period for tax	$6,524	$217

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2012 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2012. The balance sheet as at March 31, 2012 presented in this report has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Amounts presented in the financial statements and footnotes are rounded to the nearest thousands, except per share data and par values. Unless the context requires otherwise, references in these notes to the “Company,” “we,” “us” or “our” refers to Cadista Holdings Inc. and its subsidiaries including Jubilant Cadista Pharmaceuticals Inc.

b)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two, separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The guidance in this topic does not apply to the Company as the Company has no items of Other Comprehensive Income in any period presented and in such cases the Company is excluded from reporting Other comprehensive income or comprehensive income.

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

The table below reflects basic and diluted net income per share for the:

	Three months ended June 30,
	2012	2011
Net income available for common shareholders (basic and dilutive)	$11,106	$2,331

Weighted average shares outstanding:
Basic	117,797	117,797
Effect of dilutive stock	750	750
Diluted	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.09	$0.02
Diluted	$0.09	$0.02

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of June 30, 2012 and 2011 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of June 30, 2012, we had a loan outstanding in the principal amount of $10,000, that we extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of our common stock. The loan was funded pursuant to a loan agreement that we entered into on November 23, 2011 (the “HSL Loan Agreement”). Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the HSL Loan Agreement. By its nature, such loan involves risk including credit risk of non-performance by HSL Holdings and Jubilant Holdings. If HSL Holdings and Jubilant Holdings were to not perform their obligations under the HSL Loan Agreement, the Company could lose some or all of its investment. In management’s opinion, as of June 30, 2012, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the three months ended June 30, 2012, three customers had a 28%, 17% and 12% share in net product sales, respectively, and for the three months ended June 30, 2011 two customers had 32% and 12%, shares, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods.. As of June 30, 2012, three customers had 34%, 15% and 13% shares, respectively, and as of June 30, 2011 two customers had 32%, and 24% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the three months ended June 30, 2012, three products collectively accounted for approximately 86% of net product sales and for the three months ended June 30, 2011, four products collectively accounted for approximately 80% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of June 30, 2012	As of March 31, 2012
Cash in hand	$1	$-
Balances with banks in current accounts	744	1,740
Balances with banks in money market funds*	7,731	429
	$8,476	$2,169

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of June 30, 2012 and March 31 2012, cash equivalents include restricted cash of $35 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

4	ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2012 and 2011 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments..

The activity in the allowance for doubtful accounts receivable is given below:

	Three months ended June 30,
	2012	2011
Balance at the beginning of the period	$181	$58
Charges to revenues and costs	2	62
Balance at the end of the period	$183	$120

5	INVENTORIES

Inventories consist of the following amounts:

	June 30,	March 31,
	2012	2012
Raw materials	$6,982	$8,129
Work in progress	2,375	1,750
Finished goods	5,354	4,946
Stores and spares	70	70
	$14,781	$14,895
Provision for slow moving / obsolete inventory	(208)	(161)
	$14,573	$14,734

The activity in the allowance for slow moving/obsolete inventory is given below.

	Three months ended June 30,
	2012	2011
Balance at the beginning of the period	$161	$97
Charges to revenues and costs	47	68
Balance at the end of the period	$208	$165

6	SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) has a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The original maturities of these loans are less than one year and the loans bear interest at the rate of 6 months LIBOR plus 275 basis points. By amendment in February 2010, the amount of the SBNY Revolver was increased from $3,000 to $6,500 and the interest rate on the SBNY Revolver increased from 6 months LIBOR plus 175 basis points to its current rate of 6 months LIBOR plus 275 basis points. As of June 30, 2012 and March 2012 the outstanding short term loans aggregate to $1 and Nil, respectively. The SBNY Revolver is secured by all of Cadista Pharmaceuticals goods and inventory, accounts receivable, contract rights and current assets, which ranks pari passu with the security interest in the same collateral that secures the ICICI Bank NY(“ICICI”) credit facility described below. The SBNY Revolver is guaranteed by Cadista Holdings Inc., and Generic Pharmaceuticals Holdings Inc., which is the current holder of 82.38 % shares of the Company, and has pledged 62,560,815 shares of common stock of the Company to secure Cadista Pharmaceuticals obligations under the SBNY Credit Agreement. The guaranty of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In connection with the amendment of the Credit Agreement in February 2010; State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant Life Sciences Limited (“Jubilant”) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals to SBNY; including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBNY harmless, and pay any claim submitted by SBNY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBNY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort, the SBNY Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBNY to secure the SBNY Revolver. The Replacement Letter of Comfort was issued pursuant to Jubilant’s credit facility with SBI CAG. The Replacement Letter of Comfort was effective until the earlier of (a) March 31, 2012 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBNY have been extinguished. The Replacement Letter of Comfort has been extended to have an expiration date of March 31, 2013.

The SBNY Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista Pharmaceuticals’ fiscal year. “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year. As of the end of its 2009 fiscal year, Cadista Pharmaceuticals was out of compliance with the foregoing covenants which was applicable to determining the imposition of default interest (as a result of financial non-compliance) for the immediate subsequent fiscal year 2010. As a result of being out of compliance, Cadista Pharmaceuticals paid a default interest rate of interest (2% increase over the otherwise applicable interest rate) on the SBNY Revolver and the term loans under the SBNY Credit Agreement during fiscal year 2010. Cadista Pharmaceuticals regained compliance at the end of fiscal year 2010 (which was applicable for determining the imposition of a default interest rate for fiscal year 2011 as a result of financial covenant non-compliance), and has been in compliance with these ratios at the end of each of its fiscal years 2011 and 2012. The SBNY Credit Agreement also defines certain other covenants restricting the ability of Cadista Pharmaceuticals to incur additional indebtedness to banks and other financial institutions, create liens, make certain investments, sell assets, or enter into a merger or acquisition. Cadista Pharmaceuticals is permitted to pay dividends so long as there is no breach of the financial covenants. The unused facility as of June 30, 2012 aggregated to $6,499.

In February 2012 Cadista Pharmaceuticals entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to the security interest of ICICI Bank NY in those items of collateral in which both ICICI Bank NY and SBNY will have a security interest; (ii) extension of the expiration date of the SBNY Revolver from March 21, 2012 to November 18, 2012 (which is the current expiration date of the SBNY Revolver); (iii) establishing a $1,000 sub-limit for the issuance of letters of credit under the SBNY Revolver; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals, will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating.

In February 2012, Cadista Pharmaceuticals entered into an agreement (the “ICICI Credit Facility Agreement”) with the ICICI Bank NY for its working capital requirements for an amount of $8,500 (the “Maximum Amount”). The agreement contemplates that ICICI Bank NY may extend the following loans and credit accommodations to Cadista to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans (“ICICI Revolving Loans;” and the credit facility pursuant to which such loans are issued, the “ICICI Revolving Credit Facility”); the issuance of letters of credit for Cadista Pharmaceutical’s account (the “ICICI Letters of Credit Facility”); and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices (the “ICICI Bill Discounting Facility”). The ICICI Credit Facility Agreement has a term that expires on the first anniversary of the agreement.

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

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Three months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
June 30, 2012	-	$25	*	-
June 30, 2011	$4,956	$39		3.21%

The interest rate as of June 30, 2012 was 3.90% as compared to 3.21% as of June 30, 2011.

* Commitment charges on the unutilized credit line.

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.” As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 38.14% for the year ending March 31, 2013, as compared to 33.59% for the year ended March 31, 2012. The increase in effective tax rate is on account of the increase in current federal and state taxes due to projected taxable income for the year. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the three months ended June 30, 2012, the Company has recognized a tax expense of $6,847, comprised of $6,867 of current tax and ($20) of deferred tax benefit; compared to a tax expense of $1,156, comprised of $1,049 of current tax and $107 of deferred tax expense for the comparable period of 2011. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of June 30, 2012 the Company owes $2,955 towards federal taxes and $118 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed return on a stand-alone basis. During the quarter ended June 30, 2012 the Company paid $3,000 to Jubilant Holdings under the Tax Sharing Agreement.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the three months ended June 30, 2012, other than the change in the balance of accumulated surplus due to the net income earned during the period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an understanding of our results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” refer to Cadista Holdings, Inc. and its subsidiaries including Jubilant Cadista Pharmaceuticals Inc., and all amounts are in thousands United States Dollars.

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events. To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essential forward-looking estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended March 31, 2012, and from time to time in our other filings with the SEC, including current reports on Form 8-K, and general industry and economic conditions. The forward-looking statements in this Quarterly Report statement speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the three months ended June 30, 2012 and June 30, 2011 approximately 93% and 100% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. There were no drug development services during either the three month period ended June 30, 2012 or the three month period ended June 30, 2011.

We filed our first ANDA with the FDA in May, 1996, and through June 30, 2012 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals in the three months ended June 30, 2012. Our marketing efforts relating to existing products have led to an increase in our revenues. For the three months ended June 30, 2012, we reported net revenue of $29,874 representing an increase of 133% as compared to the three months ended June 30, 2011.

As of June 30, 2012, we marketed 11 products owned by us, all of which are prescription generic pharmaceutical products, and had a pipeline that included five new products, four of which are currently subject to ANDAs under review by the FDA and one of which is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review. One of these 11 products, Alendronate, we commenced marketing during the three month period ended June 30, 2012. We also marketed two products under a Master Supply Agreement that we entered into with Jubilant in May 2011 (the “2011 Master Supply Agreement”), one of which we commenced marketing in the quarter ended September 30, 2011 and the other of which we commenced marketing in our fiscal quarter ended June 30, 2012.

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

Results of Operations

	Three months ended June 30
	2012	2011	Change
	$000’s	$000’s	$000’s	Percent
Revenues	29,874	12,835	17,039	133%
Costs of revenues (exclusive of depreciation and amortization)	10,521	7,792	2,729	35%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,090	1,151	(61)	(5)%
Depreciation and amortization	414	362	52	14%
Income from operations	17,849	3,530	14,319	406%
Other income (expense), net	104	(43)	147	342%
Income before income tax	17,953	3,487	14,466	415%
Income tax expense	6,847	1,156	5,691	492%
Net income	11,106	2,331	8,775	376%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. There were no revenues from these drug services during the three months ended June 30, 2012 and June 30, 2011.

Revenues for the three months ended June 30, 2012 increased 133% or $17,039 to $29,874 compared to revenues of $12,835 from the corresponding period of 2011. The increase in revenues is mainly attributable to increase in sales of Methylprednisolone and small increase in sales of Lamotrigine and the goods that we sell pursuant to the 2011 Master Supply Agreement, Donepezil and Risperidone ODT.

Total revenues of our top selling products were as follows:

	Three months ended
	June 30
	2012	2011	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	19,871	2,732	17,139	627.3
Meclizine	3,532	4,009	(477)	(11.9)
Terazosin capsules	2,125	2,276	(151)	(6.6)
Other product revenues	4,346	3,818	528	13.8
Net product sales	29,874	12,835	17,039	132.7
Other revenues	-	-
Total revenues	29,874	12,835	17,039	132.7

During the three month period ended June 30, 2012, our top three products (Methylprednisolone, Meclizine, and Terazosin) accounted for approximately 85% of our total net product sales and approximately 74% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the three month periods ended June 30, 2012 and 2011, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011 and to some extent our fiscal quarter ended June 30, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, we realized higher prices and higher gross margins on the Methylprednisolone products we sold during that quarter as compared to the quarter ended June 30, 2012; however, the volume of Methylprednisolone products sold during the quarter ended June 30, 2011 was significantly lower due to our being out of the market for the 4mg Methylprednisolone product for most of the quarter ended June 30, 2011. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there has been only one competitor supplying this generic product in the U.S. market through the end of our last fiscal year. However, another competitor has entered the market since that date. The new competition could result in significant declines in our sales volume and unit price, which may negatively impact our revenues and gross margins in future periods.

We launched Terazosin capsules in 2006. We sell Terazosin capsules, which are the generic equivalent of Hytrin®, in four strengths, 1 mg, 2 mg, 5 mg, and 10 mg and three pack sizes for each strength. During each of the three month periods ended June 30, 2012 and 2011, there were at least four competitors supplying this generic product in the U.S. market. The level of competition with respect to Terazosin negatively affects our gross margins from sales of this product, which decreased in the three month period ended June 30, 2012 as compared to the sales in the three month period ended June 30, 2011, respectively. Although we are not currently aware of new competitors who have commenced distributing this generic produce in the United States since the end of the first three months of our 2013 fiscal year, or have plans to do so, there can be no assurance that we are aware of all activities in the market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top selling products, during the three months ended June 30, 2012 consisted of sales of Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Donepezil tablets and Risperidone ODT tablets. Our revenues from sales of these other products increased during the three month period ended June 30, 2012 compared to the corresponding period of 2011. Donepezil tablets and Risperidone ODT tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, during the quarter ended June 30, 2012. The increase in Other Product Revenues for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 was primarily attributable to $1,378 from the sales of Lamotrigine tablets, Donepezil tablets and Risperidone ODT, offset by a reduction in the revenues generated from our sales of Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets and Prochlorperazine tablets. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

Gross Revenues to Total Revenue Deductions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting periods. The Company’s most significant estimates relate to the determination of sales reserves, sales return, price protection and allowances for accounts receivables and accrued liabilities, determination of useful lives for property, plant and equipment and intangible assets, and other long lived assets for impairment and realizability of deferred tax assets. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates.

Revenue from sale of goods is recognized when significant risks and rewards in respect of ownership of the products are transferred to the customer and when the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	The price to the buyer is fixed and determinable; and
•	Collectability of the sales price is reasonably assured.

As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances, including shelf stock adjustments. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments, other than for shelf stock adjustments, have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. Historically, until the quarter ended September 30, 2011, the Company did not experience any material shelf stock adjustments (i.e. credits issued to a customer, in accordance with specific terms agreed to with the customer, to reflect price reductions and based upon the amount of the product the customer has in its inventory). Accordingly, the Company did not create any reserve for the shelf stock adjustments. As a result of the Company’s currently selling certain products where the company expects increased competition resulting in lower prices, the Company has assessed that there is a greater chance that it will experience shelf stock adjustments than it has in the past and has established a reserve for these adjustments, which is referred to as the “Price Protection Reserve.”

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

Our gross revenues for the three month periods ended June 30, 2012 and June 30, 2011, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Three months ended
	June 30
	2012	2011
Description	$000’s	$000’s
Gross revenues	37,911	17,994
Chargebacks	3,699	3,362
Rebates, fees, incentives and cash discounts	3,421	1,217
Medicaid	483	264
Returns	351	316
Price protection reserve	83	-
Net product sales	29,874	12,835
Net to Gross %	78.8%	71.3%

The following tables summarize the roll forward for the three month periods ended June 30, 2012 and June 30, 2011 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the three months ended June 30, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	3,699	-	3,261	1,865
Rebates and incentive programs	4,264	3,271	-	2,467	5,068
Returns	1,807	351	-	668	1,490
Cash discounts and other	455	633	-	581	507
Price protection reserve	1,354	83	-	84	1,353
Total	9,307	8,037	-	7,061	10,283

	For the three months ended June 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	3,362	-	3,094	1,945
Rebates and incentive programs	1,199	1,141	-	716	1,624
Returns	457	385	(69)	57	716
Cash discounts and other	254	340	-	344	250
Price protection reserve
Total	3,587	5,228	(69)	4,211	4,535

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

Cost of revenues increased 35% or $2,729 to $10,521 in the three months ended June 30, 2012 compared to $7,792 for the comparable period of 2011. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the three months ended June 30, 2012, decreased 26% from the three months ended June 30, 2011, decreasing from 61% in the three months ended June 30, 2011 to 35% in the three months ended June 30, 2012. The majority of such 26% decrease was attributable to the higher volume of Methylprednisolone 4mg tablet dose packs during the quarter ended June 30, 2012 which has a higher gross margin relative to our other products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses decreased 5% or $61 to $1,090 for three months ended June 30, 2012 compared to $1,151 in the corresponding period of 2011. The decrease in expense was the result of decrease of $69 in legal and professional charges, $45 in bank charges offset by an increase $36 in payroll and benefits and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 14% or $52 to $414 for the three months ended June 30, 2012 compared to $362 in the corresponding period of 2011. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Other income (expense), net

Other income (expense), net consists of interest and other finance costs, offset against interest income.

Other income (expense), net increased 342% or $147 to $104 for the three month period ended June 30, 2012 compared to ($43) in the corresponding period of 2011. This increase was primarily the result of lower interest cost because of a decrease in our loans under our SBNY credit facility, and increase in interest income on a $10,000 loan (“HSL Loan”) given to our affiliate company HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011. The HSL Loan bears interest at a rate equal to five percent (5%) per annum.

Income Tax Expense

The income tax expense increased by $5,691 to $6,847 for the three month period ended June 30, 2012 compared to $1,156 in the corresponding period of 2011. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during the three months ended June 30, 2012 as compared to profits for the corresponding period of last year, the current tax expense recognized in the period increased.

During the quarter ended December 31, 2011, we entered into a tax sharing agreement with Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), with an effective date of October 1, 2011 (the “Tax Sharing Agreement”). The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax expense (or benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (or losses and other credits) contribute to (or reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns.

As of June 30, 2012, the Company owes $2,955 towards federal taxes and $118( including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings. equal to the taxes that the Company would pay (or receive) if it filed a return on a stand-alone basis. During the quarter ended June 30, 2012 the Company paid $3,000 to Jubilant Holdings under the Tax Sharing Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under credit facilities with banks. As of June 30, 2012, we had $1 of outstanding borrowings under our bank credit facility with State Bank of India, New York Branch (“SBNY”) and no amount outstanding under our credit facility with ICICI Bank Limited, New York Branch (“ICICI Bank NY”). As of June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $35) of $8,441 and $6,499 in availability under our revolving credit facility with SBNY and $8,500 in availability under our revolving credit facility with ICICI Bank NY.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching six products that are represented by two ANDAs that have been approved and the four ANDAs that are pending approval by the FDA as of June 30, 2012; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; and successfully identifying and sourcing other new product opportunities.

Our existing $6,500 revolving credit facility with SBNY expires on November 18, 2012. In February, 2012 we entered into an additional credit facility (the ICICI Bank Credit Facility”) with ICICI Bank NY permitting borrowings and other credit accommodation of up to $8,500, which has one year term. Although the ICICI Bank Credit Facility should provide an additional source of liquidity, our failure to extend our SBNY credit facility after it expires in November could adversely affect our operations. Jubilant has arranged for a Letter of Comfort to be issued by its lender under its credit facility to SBNY, which Letter of Comfort expires no later than March 31, 2013. There can be no assurance that Jubilant will not cause such Letter of Comfort to be cancelled prior to its scheduled expiration or that if not so cancelled prior to its scheduled expiration, that Jubilant will cause or permit a new Letter of Comfort to be issued in substitution for the expiring Letter of Comfort. Such cancellation of the current Letter of Comfort or failure to cause a substitute Letter of Comfort to be issued upon expiration of the current Letter of Comfort, could negatively impact our credit facilities under our SBNY Credit Agreement, including a reduction in the maximum amount of permitted revolving loans. Although the ICICI Bank Credit Facility should provide an additional source of liquidity, any such reduction or other negative impact could adversely impact our operations, See - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Facility” below for a more detailed description of our current credit facility.

Based on our existing business plan, we believe our existing sources of liquidity as of June 30, 2012 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers, our inability to extend or replace our current credit facility with SBNY when it expires in November 2012 or our credit facility with ICICI Bank NY when it expires in February 2013, the withdrawal of the current Letter of Comfort, issued in connection with our credit facility with SBNY, prior to its scheduled expiration or the failure of a substitute Letter of Comfort to be issued upon the expiration of the current Letter of Comfort.

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

Cash Flows

On June 30, 2012, cash and cash equivalents (excluding restricted cash $35) on hand totaled $8,441, working capital (excluding cash and cash equivalents) totaled $41,878 and our current ratio (current assets to current liabilities) was approximately 5.78 to 1. Our working capital as of June 30, 2012 increased approximately $2,965 to $41,878 compared to our working capital as of March 31, 2012 (which was $38,913) primarily because of an increase of accounts receivable and by reduction in accounts payable and due to related parties.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the three months ended June 30, 2012 and June 30, 2011.

	For the three months ended June 30, (in thousands)
	2012	2011
Net cash provided by/(used in):
Operating activities	8,534	1,350
Investing activities	(2,228)	(926)
Financing activities	1	(788)
Net increase (decrease) in cash and cash equivalents	$6,307	$(364)

Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $8,534 for the three month period ended June 30, 2012, compared to $1,350 for the comparable period of 2011. This net increase in cash in the three months period of our 2013 fiscal year compared to the corresponding period of our 2012 fiscal year was primarily due to an increase in income from operations of $18,369 (after adjustments of noncash items amounting to $7,263). Accounts receivable in the three month period of our 2013 fiscal year increased over the comparable period of the prior year as a result of higher sales causing a $1,991 use of cash. There is a cash utilization of $ 7,912 for accounts payable and other current liabilities, including due to related parties. Other current assets including tax paid in advance decreased by $93 during the three month period ended June 30, 2012 as compared to the corresponding period of our 2012 fiscal year.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $2,228 for the three months ended June 30, 2012, compared to $926 for the three month period ended June 30, 2011. The primary reason for this increase was a greater investment in equipment purchases and facility modification. During each of those periods, capital expenditures primarily consisted of the purchase of equipment to replace old equipments and also support increased production at our Salisbury, Maryland facility.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. Net cash provided from financing activities was $1 for the three months ended June 30, 2012, compared to $788 used in the three months ended June 30, 2011. The increase in cash flow from financing activities was primarily attributable to the elimination of the installments on a term loan facility we had with SBNY that was fully repaid in October 2011, and an installment of which was paid during the three months ended June 30, 2011, offset against borrowings under our revolving credit facility with SBNY during that period, compared to $1 of borrowings during the three month period ended June 30, 2012. Financing activities during the three months ended June 30, 2011 consisted of net borrowings under our SBNY Revolver of $212 and the repayment of $996 (gross $1,000 less amortized debt initiation cost of $4) principal amount of SBNY Term Loans.

Bank Facilities

Cadista Pharmaceuticals has been a party to a Credit Agreement (as amended, the “SBNY Credit Agreement”) with State Bank of India, New York Branch (“SBNY”) and Bank of Baroda entered into in September 2006, and which has subsequently been amended. The facilities under the Credit Agreement initially included a $3,000 Revolving Credit Facility (the “SBNY Revolver”) and initial advances of $8,000 in term loans (“SBNY Term Loans”). Proceeds of SBNY Term Loans were used principally to renovate and expand our facility in Salisbury, Maryland and to purchase equipment for that facility. Proceeds from loans under the SBNY Revolver are used primarily for working capital purposes. Principal on the SBNY Term Loans was payable in eight equal installments of principal every six months commencing 12 months after the weighted average drawdown date, which was April 24, 2007, with the final payment of $1,000 paid on October 24, 2011. The SBNY Term Loans bore interest, payable monthly, at a rate of six month LIBOR plus 165 basis points. The original SBNY Credit Agreement was amended in February 2010 to increase the total amount available under the SBNY Revolver to $6,500 and increase the applicable interest rate under the Revolver from six months LIBOR plus 175 basis points to six month LIBOR plus 275 basis points. The SBNY Revolver is payable upon demand, pursuant to the terms of the SBNY Credit Agreement. Interest on the SBNY Revolver is payable monthly. The principal of the SBNY Revolver can be prepaid without penalty or premium. As of June 30, 2012, there was $1 outstanding under the SBNY Revolver.

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

The SBNY Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista Pharmaceuticals fiscal year. “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year. Cadista Pharmaceuticals was in compliance with these ratios at the end of each of fiscal years 2011 and 2012.

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

Critical Accounting Policies

Our critical accounting policies are set forth in the Annual Report on Form 10-K for our fiscal year ended March 31, 2012, which contains our audited financial statements for our fiscal year ended March 31, 2012. There has been no change, update or revision to our critical accounting policies subsequent to our filing of such Form 10-K. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks relate primarily to changes in interest rates. Our bank credit facilities bear floating interest rates that are tied to LIBOR and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our bank credit facility with SBNY and ICICI of approximately Nil (based on outstanding balances at June 30, 2012). We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At June 30, 2012, we had cash and cash equivalents of $8,476, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The HSL Loan bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 30, 2012, and payment may be demanded at any time by us upon 30 days’ prior notice. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio (including the HSL Loan) as a result of changes in interest rates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to provide such reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b)	Changes in internal controls over financial reporting.

In the three months ended June 30, 2012, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

* To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : August 17, 2012	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

	EXHIBIT NO.	DESCRIPTION

	31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

	31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

	32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

* To be filed by Amendment

