Form 10-Q/A
period 2012-06-30
Cadista Holdings Inc.
filed 2012-09-13
CIK 1521762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number 000-54421

Cadista Holdings Inc.

 (Exact name of registrant as specified in its charter)

Delaware	31-1259887
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

207 Kiley Drive
Salisbury, Maryland	21801
(Address of Principal Executive Offices)	(Zip Code)

(410) 860 8500

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (§232.405 of this charter) during the preceding 12 months (or to such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large” filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 17, 2012 the registrant had 117, 797, 180 shares of common stock outstanding.

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on August 20, 2012 is to include Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Quarterly Report other than the inclusion of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

Item 6. Exhibits

The exhibits required by this Item are listed below and have been previously filed except where indicated.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

 *Attached hereto

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2012	CADISTA HOLDINGS INC.

/s/ Scott Delaney
Scott Delaney
Chief Executive Officer

/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer