Form 10-Q
period 2012-09-30
Cadista Holdings Inc.
filed 2012-11-14
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File No.: 000-54421

CADISTA HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1259887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Kiley Drive
Salisbury, Maryland	21801
(Address of principal executive	(Zip Code)
offices)

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

Yes    ☐      No    ☒

As of November 14, 2012 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	September 30,	March 31,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	11,972	2,134
Term Deposit	5,000	-
Accounts receivable	18,888	20,174
Due from related parties	10,373	10,387
Inventories	18,246	14,734
Prepaid expenses and other current assets	591	457
Deferred tax assets (current)	5,014	4,892
Total current assets	$70,084	$52,778

Restricted cash	35	35
Property, plant and equipment, net	18,805	15,448
Intangible assets, net	556	250
Total assets	$89,480	$68,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	-	-
Accounts payable	2,538	2,606
Due to related parties	2,551	3,146
Deferred revenue	249	249
Other current liabilities	5,970	5,664
Dividend payable	66	66
Total current liabilities	$11,374	$11,731
Deferred tax liabilities(non-current)	1,058	643
Total liabilities	$12,432	$12,374
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of September 30, 2012 and March 31, 2012
Additional paid-in capital	38,755	38,755
Accumulated surplus	38,175	17,264
Total stockholders’ equity	$77,048	$56,137
Total liabilities and stockholders’ equity	$89,480	$68,511

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Six months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net revenues	$57,177	$42,318	$27,303	$29,483
Cost of revenues	20,281	16,569	9,760	8,777
Gross profit	36,896	25,749	17,543	20,706

Operating costs and expenses:
Research and development expenses	250	-	250	-
Selling, general and administration	2,211	2,285	1,121	1,134
Depreciation and amortization	860	743	446	381

Total operating costs and expenses	3,321	3,028	1,817	1,515

Operating income	33,575	22,721	15,726	19,191
Other income (expense), net	240	(83)	136	(40)
Income before income taxes	33,815	22,638	15,862	19,151
Income taxes	12,904	8,627	6,057	7,471
Net income	$20,911	$14,011	$9,805	$11,680

Net income per common share
Basic	$0.18	$0.12	$0.08	$0.10
Diluted	$0.18	$0.12	$0.08	$0.10

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Six months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$20,911	$14,011
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	860	743
Amortization of debt initiation cost	-	8
Income taxes	292	354
Provision for bad debts	2	119
Changes in operating assets and liabilities, net
(Increase)/decrease in accounts receivable	1,284	(13,963)
(Increase)/decrease in inventories	(3,512)	(3,257)
Increase/(decrease) in dues from related parties	14	(7)
Increase/(decrease) in dues to related parties	(595)	384
Increase/(decrease) in accounts payable and other current liabilities	230	9491
(Increase)/decrease in prepaid expenses and other current assets	(134)	(1,626)
Net cash provided by operating activities	$19,352	$6,257

Cash flows from investing activities:
Purchase of property, plant and equipment	$(4,514)	$(1,939)
Short term investment (term deposit)	(5,000)	-
Net cash (used in) investing activities	$(9,514)	$(1,939)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$-	$258
(Repayment) of long term debt	-	(1,000)
Net cash (used in) financing activities	$-	$(742)

Net change in cash and cash equivalents	$9,838	$3,576

Cash and cash equivalents (including restricted cash)
Beginning of the period	$2,169	$794
End of the period	$12,007	$4,370

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$43	$92
Cash paid during the period for tax	$11,928	$1,471

(See accompanying notes to the consolidated financial statements)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(All amounts in thousands United States Dollars, except earnings per share figures, unless otherwise stated)

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2012 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2012. The balance sheet as at March 31, 2012 presented in this report has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Amounts presented in the financial statements and footnotes are rounded to the nearest thousands, except per share data and par values. Unless the context requires otherwise, references in these notes to the “Company,” “we,” “us” or “our” refers to Cadista Holdings Inc. and its subsidiary, Jubilant Cadista Pharmaceuticals Inc.

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

The table below reflects basic and diluted net income per share for the:

	Six months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net income available for common shareholders (basic and dilutive)	$20,911	$14,011	$9,805	$11,680

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.18	$0.12	$0.08	$0.10
Diluted	$0.18	$0.12	$0.08	$0.10

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of September 30, 2012 and 2011 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of September 30, 2012, we had a loan outstanding in the principal amount of $10,000, that we extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of our common stock. The loan was funded pursuant to a loan agreement that we entered into on November 23, 2011 (the “HSL Loan Agreement”). Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the HSL Loan Agreement. By its nature, such loan involves risk including credit risk of non-performance by HSL Holdings and Jubilant Holdings. If HSL Holdings and Jubilant Holdings were to not perform their obligations under the HSL Loan Agreement, the Company could lose some or all of its investment. In management’s opinion, as of September 30, 2012, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the six months ended September 30, 2012, three customers had a 26%, 17% and 11% share in net product sales, respectively, and for the six months ended September 30, 2011 one customer had 35% share in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. For the three months ended September 30, 2012, three customers had a 24%, 18% and 10% share in net product sales, respectively, and for the three months ended September 30, 2011 one customer had a 37% share in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of September 30, 2012, three customers had 29%, 14% and 12% shares, respectively, and as of September 30, 2011 two customers had 46%, and 11% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the six months ended September 30, 2012, two products collectively accounted for approximately 77% of net product sales and for the six months ended September 30, 2011, three products collectively accounted for approximately 83% of net product sales. For the three months ended September 30, 2012, two products collectively accounted for approximately 76% of net product sales and for the three months ended September 30, 2011, two products collectively accounted for approximately 82% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of	As of
	September 30, 2012	March 31, 2012

Cash in hand	$-	$-
Balances with banks in current accounts	2,314	1,740
Balances with banks in money market funds*	9,693	429
	$12,007	$2,169

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of September 30, 2012 and March 31 2012, cash equivalents include restricted cash of $35 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of September 30, 2012 and 2011 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Six months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$181	$58	$183	$120
Charges to revenues and costs	2	119	-	57
Balance at the end of the period	$183	$177	$183	$177

5	INVENTORIES

Inventories consist of the following amounts:

	September 30,	March 31,
	2012	2012
Raw materials	$8,833	$8,129
Work in progress	3,340	1,750
Finished goods	6,218	4,946
Stores and spares	77	70
	$18,468	$14,895
Provision for slow moving / obsolete inventory	(222)	(161)
	$18,246	$14,734

The activity in the allowance for slow moving/obsolete inventory is given below.

	Six months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$161	$97	$208	$165
Charges to revenues and costs	61	110	14	42
Inventory written-off	-	(51)	-	(51)
Balance at the end of the period	$222	$156	$222	$156

6	SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) has a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The original maturities of these loans are less than one year and the loans bear interest at the rate of 6 months LIBOR plus 275 basis points. By amendment in February 2010, the amount of the SBNY Revolver was increased from $3,000 to $6,500 and the interest rate on the SBNY Revolver increased from 6 months LIBOR plus 175 basis points to its current rate of 6 months LIBOR plus 275 basis points. As of September 30, 2012 and March 2012 the outstanding short term loans aggregate to Nil and Nil, respectively. The SBNY Revolver is secured by all of Cadista Pharmaceuticals goods and inventory, accounts receivable, contract rights and current assets, which ranks pari passu with the security interest in the same collateral that secures the ICICI Bank NY(“ICICI”) credit facility described below. The SBNY Revolver is guaranteed by Cadista Holdings Inc., and Generic Pharmaceuticals Holdings Inc., which is the current holder of 82.38 % shares of the Company, and has pledged 62,560,815 shares of common stock of the Company to secure Cadista Pharmaceuticals obligations under the SBNY Credit Agreement. The guaranty of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In connection with the amendment of the Credit Agreement in February 2010; State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant Life Sciences Limited (“Jubilant”) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals to SBNY; including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBNY harmless, and pay any claim submitted by SBNY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBNY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. The Original Letter of Comfort expired on March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort, the SBNY Revolver was reduced by $1,500 from $6,500 to $5,000 for a period from March 31, 2011 to April 20,2011 and Jubilant pledged $2,000 of collateral to SBNY to secure the SBNY Revolver. The Replacement Letter of Comfort was issued pursuant to Jubilant’s credit facility with SBI CAG. The Replacement Letter of Comfort was effective until the earlier of (a) March 31, 2012 or (b) the date that all liabilities of Cadista Pharmaceuticals to SBNY have been extinguished. The Replacement Letter of Comfort has been extended to have an expiration date of March 31, 2013.

The SBNY Credit Agreement requires Cadista Pharmaceuticals to maintain a ratio (“Leverage Ratio”) of (i) unconsolidated long and short term indebtedness for borrowed money not subordinated to the bank (including capitalized leases, guarantees, mandatory redeemable stock and letters of credit) to (ii) EBITDA of no more than 3:1 as measured on the last day of Cadista Pharmaceuticals’ fiscal year. “EBITDA” is determined at the end of each fiscal year on an unconsolidated basis and consists of net income plus the following: interest expense; depreciation expense; amortization expense; income tax expense; and research and development expense. The Credit Agreement also requires Cadista Pharmaceuticals to maintain a ratio (“Interest Coverage Ratio”) of EBITDA to interest expense (the sum of all interest charges for a period, on an unconsolidated basis) of no less than 2.0:1 as measured on the last day of each fiscal year. As of the end of its 2009 fiscal year, Cadista Pharmaceuticals was out of compliance with the foregoing covenants which was applicable to determining the imposition of default interest (as a result of financial non-compliance) for the immediate subsequent fiscal year 2010. As a result of being out of compliance, Cadista Pharmaceuticals paid a default interest rate of interest (2% increase over the otherwise applicable interest rate) on the SBNY Revolver and the term loans under the SBNY Credit Agreement during fiscal year 2010. Cadista Pharmaceuticals regained compliance at the end of fiscal year 2010 (which was applicable for determining the imposition of a default interest rate for fiscal year 2011 as a result of financial covenant non-compliance), and has been in compliance with these ratios at the end of each of its fiscal years 2011 and 2012. The SBNY Credit Agreement also defines certain other covenants restricting the ability of Cadista Pharmaceuticals to incur additional indebtedness to banks and other financial institutions, create liens, make certain investments, sell assets, or enter into a merger or acquisition. Cadista Pharmaceuticals is permitted to pay dividends so long as there is no breach of the financial covenants. The unused facility as of September 30, 2012 aggregated to $6,500.

In February 2012 Cadista Pharmaceuticals entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to the security interest of ICICI Bank NY in those items of collateral in which both ICICI Bank NY and SBNY will have a security interest; (ii) extension of the expiration date of the SBNY Revolver from March 21, 2012 to November 18, 2012 (which is the current expiration date of the SBNY Revolver); (iii) establishing a $1,000 sub-limit for the issuance of letters of credit under the SBNY Revolver; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals, will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating. To date, Cadista Pharmaceuticals has been unable to obtain such a rating and has been informed by several rating agencies that its revenue falls below the amounts required of companies they rate. The Company does not intend to apply for the renewal of this credit facility which expires November 18, 2012.

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

The ICICI Credit Facility Agreement requires Cadista Pharmaceuticals to maintain as of March 31 and September 30 of each fiscal year: (i) an asset coverage ratio equal to the “Bank’s Pro Rata Share of Borrower’s Assets” (as defined in the ICICI Credit Facility Agreement) divided by the amounts then outstanding under the ICICI Credit Facility Agreement (and the other credit documents executed in connection therewith) of not less than 1.40; and (ii) a ratio of its outstanding long-term debt, plus outstanding amounts of working capital or short term debt of Cadista Pharmaceuticals, divided by “EBITDA” (i.e. earnings before interest, taxes, depreciation, and amortization) of no more than 3.00. For purposes of the ICICI Credit Facility Agreement: the “Bank’s Pro Rata Share of Borrower’s Assets” is equal to the product of: (x) 8.5 divided by 15 (which is the proportion that the Maximum Amount bears to the combined maximum amounts that may be borrowed or credit accommodations provided under the SBNY Revolver and the ICICI Credit Facility Agreements), and (y) Cadista Pharmaceuticals current assets. Cadista was in compliance with both financial covenants as of September 30, 2012. If Cadista Pharmaceuticals’ financial statements reflect negative EBITDA for any six (6) month period, it may be required to fund a reserve account with ICICI in an amount equal to six (6) months of interest payable on the principal amount outstanding under the ICICI Credit Facility Agreement for the prior six (6) month period.

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

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Six month	Average loan	Average interest expense		Average interest
period ended	outstanding	during the period		rate during the
	during the period (000’s)	(000’s)		period
September 30, 2012	-	$46	*	-
September 30, 2011	$5,024	$82		3.25%

Three month	Average loan	Average interest expense		Average interest
period ended	outstanding	during the period		rate during the
	during the period (000’s)	(000’s)		period
September 30, 2012	-	$21	*	-
September 30, 2011	$5,092	$43		3.29%

The average interest rate as of September 30, 2012 for the two credit facilities was 3.95% as compared to 3.30% as of September 30, 2011.

* Commitment charges on the unutilized credit line.

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.” As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 38.16% for the year ending March 31, 2013, as compared to 33.59% for the year ended March 31, 2012. The increase in effective tax rate is on account of the increase in current federal and state taxes due to projected taxable income for the year. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the six months ended September 30, 2012, the Company has recognized a tax expense of $12,904, comprised of $12,612 of current tax and $292 of deferred tax expense; compared to a tax expense of $8,627, comprised of $8,273 of current tax and $354 of deferred tax expense for the comparable period of 2011. For the three months ended September 30, 2012, the Company has recognized a tax expense of $6,057, comprised of $5,745 of current tax and $312 of deferred tax expense; compared to a tax expense of $7,471, comprised of $7,223 of current tax and $248 of deferred tax expense for the comparable period of 2011. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of September 30, 2012 the Company owes $2,944 towards federal taxes and $151 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed return on a stand-alone basis. During the six months ended September 30, 2012 the Company paid $8,564 to Jubilant Holdings under the Tax Sharing Agreement, out of which $4,978, was paid during the three months ended September 30, 2012.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the six months and three months ended September 30, 2012, other than the change in the balance of accumulated surplus due to the net income earned during the period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an understanding of our results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” refer to Cadista Holdings, Inc. and its subsidiary, Jubilant Cadista Pharmaceuticals Inc., and all amounts are in thousands United States Dollars.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the six months ended September 30, 2012 and September 30, 2011 approximately 93% and 97% of our product sales revenue, respectively, were derived from products sold under our own product label. For the three months ended September 30, 2012 and September 30, 2011 approximately 93% and 96% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. There were no drug development services during either the six month period ended September 30, 2012 or the six month period ended September 30, 2011.

We filed our first ANDA with the FDA in May, 1996, and through September 30, 2012 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. In September 2012, we received approvals from FDA for the following two products : Losartan Potassium Tablets (in 25mg, 50mg and 100mg dosages), which is a generic equivalents of Cozaar Tablets; and Losartan Potassium Hydrochlorothiazide Tablets (in 50mg/12.5mg, 100mg/12.5mg and 100mg/25mg dosages), which is a generic equivalents of Hyzaar Tablets. Our marketing efforts relating to existing products have led to an increase in our revenues. For the six months ended September 30, 2012, we reported net revenue of $57,177 representing an increase of 35% as compared to the six months ended September 30, 2011 and for the three month period ended September 30, 2012 we reported net revenue of $27,303 representing a decrease of 7% as compared to the three month period ended September 30, 2011.

As of September 30, 2012, we marketed 11 products owned by us, all of which are prescription generic pharmaceutical products; one of these 11 products, Alendronate, we commenced marketing during the three month period ended June 30, 2012. We also marketed, as of September 30, 2012, three products under a Master Supply Agreement that we entered into with Jubilant in May 2011 (the “2011 Master Supply Agreement”), one of which we commenced marketing in the quarter ended September 30, 2011 and the other two we commenced marketing in our fiscal quarter ended June 30, 2012 and September 30, 2012 respectively. As of September 30, 2012 we also had a pipeline of products that included the following : two products, Losartan Potassium Tablets and Losartan Potassium Hydrochlorothiazide Tablets, both of which were approved by FDA in September 2012 and which we expect to launch in the fiscal year ended March 31, 2013 (however there is no assurance that we will do so); two products that are currently subject to ANDAs under review by the FDA; one product that is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review; and two products, Cetrizine tablets and Risperidone tablets, that have been approved by FDA, for which we are evaluating appropriate market opportunities to launch our marketing.

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

Results of Operations

	Six months ended
	September 30
	2012	2011	Change
	$000’s	$000’s	$000’s	Percent
Revenues	57,177	42,318	14,859	35%
Costs of revenues (exclusive of depreciation and amortization)	20,281	16,569	3,712	22%
Research and development expenses	250	-	250	100%
Selling, general and administrative expense (exclusive of depreciation and amortization)	2,211	2,285	(74)	(3)%
Depreciation and amortization	860	743	117	16%
Income from operations	33,575	22,721	10,854	48%
Other income (expense), net	240	(83)	323	389%
Income before income tax	33,815	22,638	11,177	49%
Income tax expense	12,904	8,627	4,277	50%
Net income	20,911	14,011	6,900	49%

	Three months ended
	September 30
	2012	2011	Change
	$000’s	$000’s	$000’s	Percent
Revenues	27,303	29,483	(2,180)	(7)%
Costs of revenues (exclusive of depreciation and amortization)	9,760	8,777	983	11%
Research and development expenses	250	-	250	100%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,121	1,134	(13)	(1)%
Depreciation and amortization	446	381	65	17%
Income from operations	15,726	19,191	(3,465)	(18)%
Other income (expense), net	136	(40)	176	440%
Income before income tax	15,862	19,151	(3,289)	(17)%
Income tax expense	6,057	7,471	(1,414)	(19)%
Net income	9,805	11,680	(1,875)	(16)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. There were no revenues from these drug services during the six months and three months ended September 30, 2012 and September 30, 2011.

Revenues for the six months ended September 30, 2012 increased 35% or $14,859 to $57,177 compared to revenues of $42,318 from the corresponding period of 2011. The increase in revenues is mainly attributable to increase in sales of Methylprednisolone and small increase in sales of Lamotrigine and the goods that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole and Risperidone ODT.

Revenues for the three months ended September 30, 2012 decreased 7% or $ 2,180 to $27,303 compared to revenues of $29,483 from the corresponding period of 2011. The decrease in revenues is mainly attributable to decrease in sales of Methylprednisolone offset by small increase in sales of Lamotrigine and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole and Risperidone ODT.

Total revenues of our top selling products were as follows:

	Six months ended
	September 30
	2012	2011	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	37,308	23,876	13,432	56.3
Meclizine	6,769	6,897	(128)	(1.9)
Other product revenues	13,100	11,545	1,555	13.5
Net product sales	57,177	42,318	14,859	35.1
Other revenues	-	-	-	-
Total revenues	57,177	42,318	14,859	35.1

	Three months ended
	September 30
	2012	2011	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	17,438	21,144	(3,706)	(17.5)
Meclizine	3,237	2,888	349	12.1
Other product revenues	6,628	5,451	1,177	21.6
Net product sales	27,303	29,483	(2,180)	(7.4)
Other revenues	-	-	-	-
Total revenues	27,303	29,483	(2,180)	(7.4)

During the six month period ended September 30, 2012, our top two products (Methylprednisolone and Meclizine,) accounted for approximately 77% of our total net product sales and approximately 76% of our total consolidated gross margins for such six month period. During the three month period ended September 30, 2012, our top two products (Methylprednisolone and Meclizine) accounted for approximately 76% of our total net product sales and approximately 76% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the six month periods ended September 30, 2012 and 2011, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011 and to some extent our six months ended September 30, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, we realized higher prices and higher gross margins on the Methylprednisolone products we sold during the six months ended September 30, 2011 as compared to the six months ended September 30, 2012; however, the volume of Methylprednisolone products sold during the six months ended September 30, 2011 was significantly lower due to our being out of the market for the 4mg Methylprednisolone product for early part of six months ended September 30, 2011. For the three months ended September 30, 2012 we realized lower prices for Methylprednisolone products as compared to the three months ended September 30, 2011 resulting in lower sales. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there have been two competitors supplying this generic product in the U.S. market through the end of our last fiscal year. However, two competitors have received the approval since that date. The new competition could result in significant declines in our sales volume and unit price, which may negatively impact our revenues and gross margins in future periods.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top selling products, during the six months ended September 30, 2012 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Donepezil tablets, Pantoprazole DR tablets and Risperidone ODT tablets. Our revenues from sales of these other products increased during the six month and three month period ended September 30, 2012 compared to the corresponding periods of 2011. Donepezil tablets, Pantoprazole DR tablets and Risperidone ODT tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT and Pantoprazole DR tablets, during the quarters ended June 30, 2012 and September 30, 2012 respectively. The increase in Other Product Revenues for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 was primarily attributable to an aggregate increase of $2,682 from the sales of Lamotrigine tablets, Donepezil tablets, Pantoprazole DR tablets and Risperidone ODT, offset by a reduction in the revenues generated from our sales of Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules and Prednisone tablets. The increase in Other Product Revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to an aggregate increase of $1,304 from the sales of Lamotrigine tablets, Donepezil tablets, Pantoprazole DR tablets and Risperidone ODT, offset by a reduction in the revenues generated from our sales of Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets and Prochlorperazine tablets. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances, including shelf stock adjustments (price protection). These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments, other than for shelf stock adjustments, have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. Historically, until the quarter ended September 30, 2011, the Company did not experience any material shelf stock adjustments (i.e. credits issued to a customer, in accordance with specific terms agreed to with the customer, to reflect price reductions and based upon the amount of the product the customer has in its inventory). Accordingly, the Company did not create any reserve for the shelf stock adjustments. As a result of the Company’s currently selling certain products where the Company expects increased competition resulting in lower prices, the Company has assessed that there is a greater chance that it will experience shelf stock adjustments than it has in the past and has established a reserve for these adjustments, which is referred to as the “Price Protection Reserve.”

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

Our gross revenues for the six month and three month periods ended September 30, 2012 and September 30, 2011, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Six months ended		Three months ended
	September 30		September 30
	2012	2011	2012	2011
Description	$000’s	$000’s	$000’s	$000’s
Gross revenues	71,797	57,195	33,886	39,201
Chargebacks	7,003	7,829	3,304	4,467
Rebates, fees, incentives and cash discounts	5,000	5,376	1,579	4,159
Medicaid/ISA fees	657	826	174	562
Returns *	627	846	276	530
Price protection reserve	1,333	-	1,250	-
Net product sales	57,177	42,318	27,303	29,483
Net to Gross %	79.6%	74.0%	80.6%	75.2%

*	Previous period numbers include recall of methylprednisolone.

The following tables summarize the roll forward for the six month and three month periods ended September 30, 2012 and September 30, 2011 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the six months ended September 30, 2012

		Provision	Provision
		recorded	(reversal)
		for	recorded
		current	for prior
Accounts receivable	Beginning	period	period	Credits	Ending
reserves	balance	sales	sales(1)	processed	balance
Chargebacks	1,427	7,003	-	5,901	2,529
Rebates and incentive programs	4,264	4,431	-	5,293	3,402
Returns	1,807	627	-	1,224	1,210
Cash discounts and other	455	1,226	-	1,221	460
Price protection reserve	1,354	1,333	-	1,248	1,439
Total	9,307	14,620	-	14,887	9,040

	For the six months ended September 30, 2011

		Provision	Provision
		recorded	(reversal)
		for	recorded
		current	for prior
Accounts receivable	Beginning	period	period	Credits	Ending
reserves	balance	sales	sales(1)	processed	balance
Chargebacks	1,677	7,829	-	6,460	3,046
Rebates and incentive programs	1,199	5,188	-	1,927	4,460
Returns	457	915	(69)	205	1,098
Cash discounts and other	254	1,014	-	750	518
Price protection reserve	-	-	-	-	-
Total	3,587	14,946	(69)	9,342	9,122

	For the three months ended September 30, 2012

			Provision
		Provision	(reversal)
		recorded	recorded
		for	for prior
Accounts receivable	Beginning	current	period	Credits	Ending
reserves	balance	period sales	sales(1)	processed	balance
Chargebacks	1,865	3,304	-	2,640	2,529
Rebates and incentive programs	5,068	1,160	-	2,826	3,402
Returns	1,490	276	-	556	1,210
Cash discounts and other	507	593	-	640	460
Price protection reserve	1,353	1,250	-	1,164	1,439
Total	10,283	6,583	-	7,826	9,040

	For the three months ended September 30, 2011

		Provision	Provision
		recorded	(reversal)
		for	recorded
		current	for prior
Accounts receivable	Beginning	period	period	Credits	Ending
reserves	balance	sales	sales(1)	processed	balance
Chargebacks	1,945	4,467	-	3,366	3,046
Rebates and incentive programs	1,624	4,047	-	1,211	4,460
Returns	716	530	-	148	1,098
Cash discounts and other	250	674	-	406	518
Price protection reserve	-	-	-	-	-
Total	4,535	9,718	-	5,131	9,122

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

Cost of revenues increased 22% or $3,712 to $20,281 in the six months ended September 30, 2012 compared to $16,569 for the comparable period of 2011. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the six months ended September 30, 2012, decreased 4% from the six months ended September 30, 2011, decreasing from 39% in the six months ended September 30, 2011 to 35% in the six months ended September 30, 2012. The majority of such 4% decrease was attributable to the higher volume of Methylprednisolone 4mg tablet dose packs during the six months ended September 30, 2012 which has a higher gross margin relative to our other products.

Cost of revenues increased 11% or $983 to $9,760 in the three months ended September 30, 2012 compared to $8,777 for the comparable period of 2011. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the three months ended September 30, 2012, increased 6% from the three months ended September 30, 2011, increasing from 30% in the three months ended September 30, 2011 to 36% in the three months ended September 30, 2012. The majority of such 6% increase was attributable to the higher percentage sales of products with relative low margin during the quarter ended September 30, 2012.

Research and Development Expenses

Research and Development expenses consist of expenses incurred by the Company on the product development expenses or costs paid to an outside agency towards the product development. The costs also include an amount of $125 per pre-ANDA paid to Jubilant under the Supply Agreement, dated June 30, 2005 (The “2005 Supply Agreement”), between Cadista Pharmacueuticals and Jubilant.

Research and Development expenses increased from Nil to $250 during the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011 and during three month period ended September 30, 2012 from the three month period September 30, 2011, respectively, which was the result of $250 invoiced, under the 2005 Supply Agreement, by Jubilant to the Company for two pre-ANDAs, ANDAs for which were approved by the FDA during the quarter ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses decreased 3% or $74 to $2,211 for six months ended September 30, 2012 compared to $2,285 in the corresponding period of 2011. The decrease in expense was the result of decreases of $165 in legal and professional charges, $26 in bank charges offset by an increase $12 in payroll and benefits and administrative expenses.

SG&A expenses decreased 1% or $13 to $1,121 for three months ended September 30, 2012 compared to $1,134 in the corresponding period of 2011. The decrease in expense was the result of decreases of $96 in legal and professional charges and $24 in payroll and benefits offset by an increase of $19 in bank charges and other administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 16% or $117 to $860 for the six months ended September 30, 2012 compared to $743 in the corresponding period of 2011. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Depreciation and amortization increased 17% or $65 to $446 for the three months ended September 30, 2012 compared to $381 in the corresponding period of 2011. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Other income (expense), net

Other income (expense), net consists of interest and other finance costs, offset against interest income.

Other income (expense), net increased 389% or $323 to $240 for the six month period ended September 30, 2012 compared to ($83) in the corresponding period of 2011. This increase was primarily the result of lower interest cost because of a decrease in our loans under our SBNY credit facility, and increase in interest income on a $10,000 loan (“HSL Loan”) given to our affiliate company HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011. The HSL Loan bears interest at a rate equal to five percent (5%) per annum.

Other income (expense), net increased 440% or $176 to $136 for the three month period ended September 30, 2012 compared to ($40) in the corresponding period of 2011. This increase was primarily the result of lower interest cost because of a decrease in our loans under our SBNY credit facility, and increase in interest income on a $10,000 loan (“HSL Loan”) given to our affiliate company HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011. The HSL Loan bears interest at a rate equal to five percent (5%) per annum.

Income Tax Expense

The income tax expense increased by $4,277 to $12,904 for the six month period ended September 30, 2012 compared to $8,627 in the corresponding period of 2011 and for the three month period ended September 30, 2012 the tax expense decreased by $1,414 to $ 6,057 as compared to $7,471 in the corresponding period of 2011. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during the six month, but decreased for the three month period ended September 30, 2012, as compared to profits for the corresponding periods of last year, the current tax expense recognized in the six month period increased and decreased in the three month period, respectively.

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

As of September 30, 2012, the Company owes $2,944 towards federal taxes and $151 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed a return on a stand-alone basis. During the six months ended September 30, 2012 the Company paid $8,564 to Jubilant Holdings under the Tax Sharing Agreement, out of which $4,978 was paid during the three months ended September 30, 2012.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under credit facilities with banks. As of September 30, 2012, we had no outstanding borrowings under our bank credit facility with State Bank of India, New York Branch (“SBNY”) and no amount outstanding under our credit facility with ICICI Bank Limited, New York Branch (“ICICI Bank NY”). As of September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $35) of $ 11,972 and $6,500 in availability under our revolving credit facility with SBNY and $8,500 in availability under our revolving credit facility with ICICI Bank NY. We also have $5,000 as a term deposit which can be withdrawn anytime without any penalty, other than a reduction in the applicable interest rate which is 2.75% per annum.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching six products that are represented by four ANDAs that have been approved and the two ANDAs that are pending approval by the FDA as of September 30, 2012; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; and successfully identifying and sourcing other new product opportunities.

Our existing $6,500 revolving credit facility with SBNY expires on November 18, 2012. In February, 2012 we entered into an additional credit facility (the ICICI Bank Credit Facility”) with ICICI Bank NY permitting borrowings and other credit accommodation of up to $8,500, which has one year term. As the Company is not currently utilizing the credit facility with SBNY and, as of September 30, 2012, had cash and cash equivalents of 11,972, the Company does not intend to apply for renewal of this credit facility when it expires on November 18, 2012.

Based on our existing business plan, we believe our existing sources of liquidity as of September 30, 2012 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers, or our inability to extend or replace credit facility with ICICI Bank NY when it expires in February 2013.

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

Cash Flows

On September 30, 2012, cash and cash equivalents (excluding restricted cash $35) on hand totaled $11,972, working capital (excluding cash and cash equivalents) totaled $46,738 and our current ratio (current assets to current liabilities) was approximately 6.16 to 1. Our working capital as of September 30, 2012 increased approximately $7,825 to $46,738 compared to our working capital as of March 31, 2012 (which was $38,913) primarily because of an increase of inventories and short term investment and by reduction in accounts payable and due to related parties.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the six months ended September 30, 2012 and September 30, 2011.

	For the six months ended September 30,
	(in thousands)
	2012	2011
Net cash provided by/(used in):
Operating activities	19,352	6,257
Investing activities	(9,514)	(1,939)
Financing activities	-	(742)
Net increase (decrease) in cash and cash equivalents	$9,838	$3,576

Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $19,352 for the six month period ended September 30, 2012, compared to $6,257 for the comparable period of 2011. This net increase in cash in the six months period of our 2013 fiscal year compared to the corresponding period of our 2012 fiscal year was primarily due to an increase in income from operations of $22,065 (after adjustments of noncash items amounting to $1,154). Inventories in the six month period of our 2013 fiscal year increased over the comparable period of the prior year as a result causing a $3,512 use of cash. There is a cash utilization of $365 for accounts payable and other current liabilities, including due to related parties. Other current assets including tax paid in advance increased by $134 during the six month period ended September 30, 2012 as compared to the corresponding period of our 2012 fiscal year.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate Company. Net cash used in investing activities was $9,514 for the six months ended September 30, 2012, compared to $1,939 for the six month period ended September 30, 2011. The primary reason for this increase was a greater investment in equipment purchases and facility modification. During each of those periods, capital expenditures primarily consisted of the purchase of equipment to replace old equipments, modification of building and purchase of 6.6 acres of land anticipating future growth at, Maryland facility. During the quarter ended September 30, 2012, the Company also made short term investments (term deposits) of $5,000 with a maturity period of one year from the date of creation.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. Net cash provided from financing activities was $Nil for the six months ended September 30, 2012, compared to $742 used in the six months ended September 30, 2011. The increase in cash flow from financing activities was primarily attributable to the elimination of the installments on a term loan facility we had with SBNY that was fully repaid in October 2011, and an installment of which was paid during the six months ended September 30, 2011, offset against borrowings under our revolving credit facility with SBNY during that period, compared to $Nil of borrowings during the six month period ended September 30, 2012. Financing activities during the six months ended September 30, 2011 consisted of net borrowings under our SBNY Revolver of $258 and the repayment of $992 (gross $1,000 less amortized debt initiation cost of $8) principal amount of SBNY Term Loans.

Bank Facilities

Cadista Pharmaceuticals has been a party to a Credit Agreement (as amended, the “SBNY Credit Agreement”) with State Bank of India, New York Branch (“SBNY”) and Bank of Baroda entered into in September 2006, and which has subsequently been amended. The facilities under the Credit Agreement initially included a $3,000 Revolving Credit Facility (the “SBNY Revolver”) and initial advances of $8,000 in term loans (“SBNY Term Loans”). Proceeds of SBNY Term Loans were used principally to renovate and expand our facility in Salisbury, Maryland and to purchase equipment for that facility. Proceeds from loans under the SBNY Revolver are used primarily for working capital purposes. Principal on the SBNY Term Loans was payable in eight equal installments of principal every six months commencing 12 months after the weighted average drawdown date, which was April 24, 2007, with the final payment of $1,000 paid on October 24, 2011. The SBNY Term Loans bore interest, payable monthly, at a rate of six month LIBOR plus 165 basis points. The original SBNY Credit Agreement was amended in February 2010 to increase the total amount available under the SBNY Revolver to $6,500 and increase the applicable interest rate under the Revolver from six months LIBOR plus 175 basis points to six month LIBOR plus 275 basis points. The SBNY Revolver is payable upon demand, pursuant to the terms of the SBNY Credit Agreement. Interest on the SBNY Revolver is payable monthly. The principal of the SBNY Revolver can be prepaid without penalty or premium. As of September 30, 2012, there was $Nil outstanding under the SBNY Revolver.

The SBNY Revolver is secured by all of Cadista Pharmaceuticals’ goods and inventory, accounts receivable, contract rights and current assets. Term Loans under the SBNY Credit Agreement were secured by all other assets of Cadista Pharmaceuticals not securing the SBNY Revolver. Loans under the SBNY Credit Agreement are guaranteed by Cadista Holdings Inc. Jubilant Pharma Pte Limited had pledged its stock of Cadista Holdings Inc. to secure Cadista Pharmaceuticals’ obligations under the SBNY Credit Agreement, and Generic Pharmaceuticals Holdings Inc. (an indirect majority owned subsidiary of Jubilant Pharma Pte. Ltd. and an indirect wholly-owned subsidiary of Jubilant) to whom such shares were transferred on September 30, 2011, has continued such pledge. The guarantee of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In connection with the amendment of the Original SBNY Credit Agreement in February 2010, increasing the maximum amount under the SBNY Revolver from $3,000 to $6,500, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals, to SBI NY, including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBI NY harmless, and pay any claim submitted by SBI NY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBI NY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the SBNY Credit Agreement. The Original Letter of Comfort expired in March 31, 2011, and was replaced by a similar letter of comfort (the “Replacement Letter of Comfort”) issued by SBI CAG in favor of SBI NY on April 21, 2011. Upon the expiration of the Original Letter of Comfort until the issuance of the Replacement Letter of Credit, the maximum amount of the SBNY Revolver was reduced by $1,500 from $6,500 to $5,000 and Jubilant pledged $2,000 of collateral to SBI NY to secure the SBNY Revolver for the period March 31, 2011 to April 20, 2011.

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

On February 2, 2012 Cadista Pharmaceuticals entered into an amendment to its credit agreement with SBNY effectuating the following changes: (i) modifications to reflect that SBNY’s security interest will rank pari passu to the security interest of ICICI Bank Limited, New York Branch (“ICICI Bank NY”), which is described below, in those items of collateral in which both ICICI Bank NY and SBNY will have a security interest; (ii) the extension of the expiration date of the revolving credit facility from March 21, 2012 to November 18, 2012; (iii) establishing a $1,000 sub-limit for the issuance of letters of credit under the revolving credit facility; and (iv) requiring Cadista Pharmaceuticals to obtain a rating by a reputable credit agency no later than September 30, 2012, failing which Cadista Pharmaceuticals will be required to pay additional interest of 0.5% on the total commitment until it obtains such a rating. To date, Cadista Pharmaceuticals has been unable to obtain such a rating and has been informed by several rating agencies that its revenue falls below the amounts required of companies they rate. The Company does not intend to apply for the renewal of the facility due for renewal on November 18, 2012.

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

The ICICI Bank Credit Facility Agreement requires Cadista Pharmaceuticals to maintain as of March 31 and September 30 of each fiscal year: (i) an asset coverage ratio equal to the “Bank’s Pro Rata Share of Borrower’s Assets” (as defined in the ICICI Bank Credit Facility Agreement) divided by the amounts then outstanding under the ICICI Bank Credit Facility Agreement (and the other credit documents executed in connection therewith) of not less than 1.40; and (ii) a ratio of its outstanding long-term debt, plus outstanding amounts of working capital or short term debt of Cadista Pharmaceuticals, divided by “EBITDA” (i.e. earnings before interest, taxes, depreciation, and amortization) of no more than 3.00. For purposes of the ICICI Bank NY Credit Facility Agreement: the “Bank’s Pro Rata Share of Borrower’s Assets” is equal to the product of: (x) 8.5 divided by 15 (which is the proportion that the Maximum Amount bears to the combined maximum amounts that may be borrowed or credit accommodations provided under the SBNY Revolver and the ICICI Bank Credit Facility Agreement), and (y) Cadista Pharmaceutical’s current assets. Cadista Pharmaceuticals was in compliance with both financial covenants as of September 30, 2012. If Cadista Pharmaceutical’s financial statements reflect negative EBITDA for any six (6) month period, it may be required to fund a reserve account with ICICI Bank in an amount equal to six (6) months of interest payable on the principal amount outstanding under the ICICI Bank Credit Facility Agreement for the prior six (6) month period.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks relate primarily to changes in interest rates. Our bank credit facilities bear floating interest rates that are tied to LIBOR and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our bank credit facility with SBNY and ICICI of approximately Nil (based on outstanding balances at September 30, 2012). We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At September 30, 2012, we had cash and cash equivalents of $12,007, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The HSL Loan bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 30, 2012, and payment may be demanded at any time by us upon 30 days’ prior notice. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio (including the HSL Loan) as a result of changes in interest rates.

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

In the three months ended September 30, 2012, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : November 14, 2012	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

