Form 10-Q
period 2012-12-31
Cadista Holdings Inc.
filed 2013-02-13
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐ No ☒

As of February 13, 2013 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	19,711	2,134
Term Deposit	5,000	-
Accounts receivable	21,560	20,174
Due from related parties	10,457	10,387
Inventories	20,953	14,734
Prepaid expenses and other current assets	473	457
Deferred tax assets (current)	6,661	4,892
Total current assets	$84,815	$52,778

Restricted cash	27	35
Property, plant and equipment, net	19,373	15,448
Intangible assets, net	1,272	250
Total assets	$105,487	$68,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	-	-
Accounts payable	2,110	2,606
Due to related parties	4,466	3,146
Deferred revenue	249	249
Other current liabilities	8,744	5,664
Dividend payable	66	66
Total current liabilities	$15,635	$11,731
Deferred tax liabilities(non-current)	2,905	643
Total liabilities	$18,540	$12,374
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of December 31, 2012 and March 31, 2012
Additional paid-in capital	38,755	38,755
Accumulated surplus	48,074	17,264
Total stockholders’ equity	$86,947	$56,137
Total liabilities and stockholders’ equity	$105,487	$68,511

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Nine months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011

Net revenues	$85,315	$64,644	$28,138	$22,326
Cost of revenues	30,793	25,651	10,512	9,082
Gross profit	54,522	38,993	17,626	13,244

Operating costs and expenses:
Research and development expenses	250	-	-	-
Selling, general and administration	3,451	3,413	1,240	1,128
Depreciation and amortization	1,358	1,141	498	398

Total operating costs and expenses	5,059	4,554	1,738	1,526

Operating income	49,463	34,439	15,888	11,718
Other income (expense), net	394	(57)	154	26
Income before income taxes	49,857	34,382	16,042	11,744
Income taxes	19,048	11,666	6,144	3,039
Net income	$30,809	$22,716	$9,898	$8,705

Net income per common share
Basic	$0.26	$0.19	$0.08	$0.07
Diluted	$0.26	$0.19	$0.08	$0.07

(See accompanying notes to the consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Nine months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$30,809	$22,716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,358	1,141
Amortization of debt initiation cost	-	8
Income taxes	492	67
Provision for bad debts	2	119
Changes in operating assets and liabilities, net
(Increase)/decrease in accounts receivable	(1,388)	(6,378)
(Increase)/decrease in inventories	(6,219)	(4,469)
Increase/(decrease) in dues from related parties	(70)	(8)
Increase/(decrease) in dues to related parties	1,320	111
Increase/(decrease) in accounts payable and other current liabilities	2,619	12,292
(Increase)/decrease in prepaid expenses and other current assets	(15)	(9,508)
Net cash provided by operating activities	$28,908	$16,091

Cash flows from investing activities:
Purchase of property, plant and equipment	$(6,339)	$(3,010)
Short term investment (term deposit)	(5,000)	-
Short term loan to related party		(10,000)
Net cash (used in) investing activities	$(11,339)	$(13,010)

Cash flows from financing activities:

(Repayment) / Proceeds from short term borrowings, net	$-	$(266)
(Repayment) of long term debt	-	(2,000)
Net cash (used in) financing activities	$-	$(2,266)

Net change in cash and cash equivalents	$17,569	$815

Cash and cash equivalents (including restricted cash)
Beginning of the period	$2,169	$794
End of the period	$19,738	$1,609

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$62	$121
Cash paid during the period for tax	$16,091	$9,603

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

The table below reflects basic and diluted net income per share for the:

	Nine months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011
Net income available for common shareholders (basic and dilutive)	$30,809	$22,716	$9,898	$8,705

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.26	$0.19	$0.08	$0.07
Diluted	$0.26	$0.19	$0.08	$0.07

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of December 31, 2012 and 2011 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of December 31, 2012, we had a loan outstanding in the principal amount of $10,000, that we extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of our common stock. The loan was funded pursuant to a loan agreement that we entered into on November 23, 2011 (the “HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 29, 2013. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the HSL Loan Agreement. By its nature, such loan involves risk including credit risk of non-performance by HSL Holdings and Jubilant Holdings. If HSL Holdings and Jubilant Holdings were to not perform their obligations under the HSL Loan Agreement, the Company could lose some or all of its investment. In management’s opinion, as of December 31, 2012, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the nine months ended December 31, 2012, three customers had a 26%, 17% and 10% share in net product sales, respectively, and for the nine months ended December 30, 2011 two customers had 30% and 13% share in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. For the three months ended December 31, 2012, two customers had a 27% and 16% share in net product sales, respectively, and for the three months ended December 31, 2011 two customers had a 21% and 20% share in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of December 31, 2012, three customers had 29%, 15% and 12% shares, respectively, and as of December 31, 2011 three customers had 26%, 16% and 16% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the nine months ended December 31, 2012, two products collectively accounted for approximately 76% of net product sales and for the nine months ended December 31, 2011, three products collectively accounted for approximately 84% of net product sales. For the three months ended December 31, 2012, two products collectively accounted for approximately 73% of net product sales and for the three months ended December 31, 2011, two products collectively accounted for approximately 75% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of December 31, 2012	As of March 31, 2012
Cash in hand	$1	$-
Balances with banks in current accounts	2,038	1,740
Balances with banks in money market funds*	17,699	429
	$19,738	$2,169

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of December 31, 2012 and March 31 2012, cash equivalents include restricted cash of $27 and $35, respectively, which represents amount of bond given by the Company to a City Administration for construction of building and parking lot.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of December 31, 2012 and 2011 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Nine months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011
Balance at the beginning of the period	$181	$58	$183	$177
Charges to revenues and costs	2	119	-	-
Doubtful accounts written-off	(94)	(44)	(94)	(44)
Balance at the end of the period	$89	$133	$89	$133

5	INVENTORIES

Inventories consist of the following amounts:

	December 31,	March 31,
	2012	2012
Raw materials	$8,737	$8,129
Work in progress	3,112	1,750
Finished goods*	9,244	4,946
Stores and spares	77	70
	$21,170	$14,895
Provision for slow moving / obsolete inventory	(217)	(161)
	$20,953	$14,734

* includes adjustments for market value.

The activity in the allowance for slow moving/obsolete inventory is given below.

	Nine months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011
Balance at the beginning of the period	$161	$97	$222	$156
Charges to revenues and costs, net	195	110	134	-
Inventory written-off	(139)	(51)	(139)	-
Balance at the end of the period	$217	$156	$217	$156

6.	SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). There were no short term loans under the SBNY Revolver as of December 31, 2012 or March 31, 2012 and we elected not to renew the credit facility when it expired on November 18, 2012. Accordingly, this facility does not currently serve as a potential funding source. We are in the process of resolving certain outstanding balances with SBNY of immaterial amounts pertaining to fees and charges, and upon final resolution, the SBNY Revolver will be fully terminated and all guarantees and collateral released. The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points. The SBNY Revolver is secured by all of Cadista Pharmaceuticals goods and inventory, accounts receivable, contract rights and current assets, which ranks pari passu with the security interest in the same collateral that secures the ICICI Bank NY(“ICICI”) credit facility described below. The SBNY Revolver is guaranteed by Cadista Holdings Inc., and Generic Pharmaceuticals Holdings Inc., which is the current holder of 82.38 % shares of the Company, and has pledged 62,560,815 shares of common stock of the Company to secure Cadista Pharmaceuticals obligations under the SBNY Credit Agreement. The guaranty of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In addition, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant Life Sciences Limited (“Jubilant”) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals to SBNY; including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBNY harmless, and pay any claim submitted by SBNY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBNY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. This Letter of Comfort expires on March 31, 2013. Upon resolution of all outstanding balances with SBNY and the full termination of the SBNY Revolver in connection therewith, this letter of comfort will also be released.

In February 2012, Cadista Pharmaceuticals entered into an agreement (the “ICICI Credit Facility Agreement”) with the ICICI Bank NY for its working capital requirements for an amount of $8,500. The agreement contemplated that ICICI Bank NY may extend the following loans and credit accommodations to Cadista to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans, the issuance of letters of credit for Cadista Pharmaceutical’s account, and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices.

The ICICI Credit Facility Agreement had a one year term that expired on February 02, 2013. The Company elected not to pursue a renewal of the term, and the credit facility is now expired. Accordingly after the expiration of such facility, it no longer serves as a potential funding source. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement as of December 31, 2012, March 31, 2012 or the date of the credit facility’s expiration on February 2, 2013.

The ICICI Credit Facility was secured by Cadista Pharmaceuticals’ goods, inventory, accounts receivable, contract rights and current assets. ICICI Bank NY’s security interest ranked pari passu with the security interest of SBNY in the same assets and ICICI Bank NY’s security interest will be released upon final resolution of certain outstanding balances with ICICI Bank NY of immaterial amounts.

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Nine month period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
December 31, 2012	-	$61	*	-
December 31, 2011	$4,736	$116		3.25%

Three month period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
December 31, 2012	-	$15	*	-
December 31, 2011	$4,163	$34		3.29%

The interest rate as of December 31, 2012 for the ICICI bank NY’s credit facility was 4.06% as compared to 3.27% as of December 31, 2011 for the two credit facilities.

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

The Company estimates its effective tax rate (Federal and State) to be approximately 38.21% for the year ending March 31, 2013, as compared to 33.59% for the year ended March 31, 2012. The increase in effective tax rate is on account of the increase in current federal and state taxes due to projected taxable income for the year. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the nine months ended December 31, 2012, the Company has recognized a tax expense of $19,048, comprised of $18,556 of current tax and $492 of deferred tax expense; compared to a tax expense of $11,666, comprised of $11,599 of current tax and $67 of deferred tax expense for the comparable period of 2011. For the three months ended December 31, 2012, the Company has recognized a tax expense of $6,144, comprised of $5,944 of current tax and $200 of deferred tax expense; compared to a tax expense of $3,039, comprised of $3,326 of current tax and ($287) of deferred tax expense for the comparable period of 2011. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of December 31, 2012 the Company owes $3,742 towards federal taxes and $171 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed return on a stand-alone basis. During the nine months ended December 31, 2012 the Company paid $12,314 to Jubilant Holdings under the Tax Sharing Agreement, out of which $3,750, was paid during the three months ended December 31, 2012.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the nine months and three months ended December 31, 2012, other than the change in the balance of accumulated surplus due to the net income earned during the period.

10	SUBSEQUENT EVENTS

The Company evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s consolidated financial statements, except the following :

i)	The ICICI Credit Facility Agreement had a one year term that expired on February 2, 2013. The Company elected not to pursue a renewal of the term, and the credit facility is now expired. Accordingly the facility no longer serve as a potential funding source. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement on the date of its expiration. The ICICI Credit Facility was secured by a security interest in Cadista Pharmaceuticals’ goods, inventory, accounts receivable, contract rights and current assets, which security interest ranked pari passu with the security interest of SBNY in the same assets. ICICI Bank NY’s security interest will be released upon final resolution of certain outstanding balances with ICICI Bank NY of immaterial amounts.

ii)	In February 2013, the Company initiated a voluntary recall with respect to two lots of its Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the Master Supply Agreement that the Company entered into with Jubilant in May 2011. The Company first launched the products in the United States in the fiscal quarter ended September 30, 2012. The Company has temporarily suspended shipments of Pantorprazole DR tablets. The timing of the resumption of shipments is not known at this time. It is currently expected that Jubilant will be responsible for the expenses of the recall. The defects on the Pantoprazole DR 40 mg tablets did not have a material adverse effect on the Company’s results for the quarter ended December 31, 2013.

(iii)	On January 30, 2013, the Company extended an additional loan in the principal amount of $20,000 to HSL Holdings. The outstanding principal balance of the loan bears interest at a rate equal to four percent (4%) per annum. Interest is payable semi-annually on the last business day of July and January, commencing in July 2013. The scheduled maturity date of the new loan is January 31, 2015, at which time the entire outstanding principal amount of the loan, together with all accrued and unpaid interest, is due and payable. The Company has the right to demand payment of all or any portion of the principal amount of the new loan, together with accrued and unpaid interest thereon, at any time during the term of the loan upon 60 days’ prior notice to HSL Holdings. The new loan is also guaranteed by Jubilant Holdings. See the Company’s Current Report on Form 8-K, for event of January 30, 2013, filed with the Securities and Exchange Commission on February 4, 2013 for additional information about this additional loan.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the nine months ended December 31, 2012 and December 31, 2011 approximately 93% and 95% of our product sales revenue, respectively, were derived from products sold under our own product label. For the three months ended December 31, 2012 and December 31, 2011 approximately 92% and 90% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. There were no drug development services during either the nine month period ended December 31, 2012 or the nine month period ended December 31, 2011.

In December 2012 we entered into a new Master Supply Agreement with Jubilant (the “2012 Master Supply Agreement”), pursuant to which Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. We are responsible for obtaining the licenses or marketing approvals (collectively, Regulatory Approvals”) necessary as a prerequisite for marketing products under the 2012 Master Supply Agreement in those countries in which Jubilant has been granted marketing rights and will own any resultant Regulatory Approvals. Pursuant to the terms of the 2012 Master Supply Agreement, we will supply Jubilant with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of Jubilant’s estimated sales price for such product. Jubilant is entitled to retain 10% of the net sales of the products covered under the 2012 Master Supply Agreement. We have not as yet obtained Regulatory Approvals for any of the Products in any of the 27 countries; accordingly, we have not commenced supplying any of these products to Jubilant for marketing outside of the United States. See our Current Report on Form 8-K, for event dated December 27, 2012, filed with the Securities and Exchange Commission on December 31, 2012 (the “December Form 8-K”) for additional information regarding the 2012 Master Supply Agreement.

We filed our first ANDA with the FDA in May, 1996, and through December 31, 2012 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. In September 2012, we received approvals from FDA for the following two products : Losartan Potassium Tablets (in 25mg, 50mg and 100mg dosages), which is a generic equivalents of Cozaar Tablets; and Losartan Potassium Hydrochlorothiazide Tablets (in 50mg/12.5mg, 100mg/12.5mg and 100mg/25mg dosages), which is a generic equivalents of Hyzaar Tablets. Our marketing efforts relating to existing products have led to an increase in our revenues. For the nine months ended December 31, 2012, we reported net revenue of $85,315 representing an increase of 32% as compared to the nine months ended December 31, 2011 and for the three month period ended December 31, 2012 we reported net revenue of $28,138 representing an increase of 26% as compared to the three month period ended December 31, 2011.

As of December 31, 2012, we marketed 11 products owned by us, all of which are prescription generic pharmaceutical products; one of these 11 products, Alendronate, we commenced marketing during the three month period ended June 30, 2012. We also marketed, as of December 30, 2012, four products under a Master Supply Agreement that we entered into with Jubilant in May 2011 (the “2011 Master Supply Agreement”), one of which we commenced marketing in the quarter ended September 30, 2011 and the other three we commenced marketing in our fiscal quarter ended June 30, 2012, September 30, 2012 and December 31, 2012 respectively. As of December 31, 2012 we also had a pipeline of products that included the following : two products, Losartan Potassium Tablets and Losartan Potassium Hydrochlorothiazide Tablets, both of which were approved by FDA in September 2012 and which we expect to launch in the fiscal year ended March 31, 2013 (however there is no assurance that we will do so) ; two products that are currently subject to ANDAs under review by the FDA; one product that is in an earlier stage of development and for which an ANDA is expected to be filed with the FDA for review; and two products, Cetrizine tablets and Risperidone tablets, that have been approved by FDA, for which we are evaluating appropriate market opportunities to launch our marketing.

In December 2012 we entered into an amendment to the 2011 Master Supply Agreement which added 22 new products to the original four products covered under the Master Supply Agreement. Of the 22 additional products, the following three have received FDA approval: Escitalopram tablets, which is the generic equivalent to Lexapro (in 5, 10 and 20 mg dosages); Olanzapine ODT, which is the generic equivalent of Zyprexa/Zydis (in 5, 10, 15 and 20 mg dosages); and Valacyclovir, which is the generic equivalent of Valtrex (in 500 and 1000 mg dosages). We commenced marketing Valacyclovir in the quarter ended December 31, 2012 and the other two products; Escitalopram tablets and Olanzapine ODT, are yet to be marketed. See the December Form 8-K for additional information regarding this amendment.

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

Results of Operations

	Nine months ended December 31
	2012	2011	Change
	$000’s	$000’s	$000’s	Percent
Revenues	85,315	64,644	20,671	32%
Costs of revenues (exclusive of depreciation and amortization)	30,793	25,651	5,142	20%
Research and development expenses	250	-	250	-%
Selling, general and administrative expense (exclusive of depreciation and amortization)	3,451	3,413	38	1%
Depreciation and amortization	1,358	1,141	217	19%
Income from operations	49,463	34,439	15,024	44%
Other income (expense), net	394	(57)	451	791%
Income before income tax	49,857	34,382	15,475	45%
Income tax expense	19,048	11,666	7,382	63%
Net income	30,809	22,716	8,093	36%

	Three months ended December 31
	2012	2011	Change
	$000’s	$000’s	$000’s	Percent
Revenues	28,138	22,326	5,812	26%
Costs of revenues (exclusive of depreciation and amortization)	10,512	9,082	1,430	16%
Research and development expenses	-	-	-	-%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,240	1,128	112	10%
Depreciation and amortization	498	398	100	25%
Income from operations	15,888	11,718	4,170	36%
Other income (expense), net	154	26	128	492%
Income before income tax	16,042	11,744	4,298	37%
Income tax expense	6,144	3,039	3,105	102%
Net income	9,898	8,705	1,193	14%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. There were no revenues from these drug services during the nine months and three months ended December 31, 2012 and December 31, 2011.

Revenues for the nine months ended December 31, 2012 increased 32% or $20,671 to $85,315 compared to revenues of $64,644 from the corresponding period of 2011. The increase in revenues is mainly attributable to increase in sales of Methylprednisolone and small increase in sales of Lamotrigine and the goods that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Risperidone ODT and Valacyclovir.

Revenues for the three months ended December 31, 2012 increased 26% or $ 5,812 to $28,138 compared to revenues of $22,326 from the corresponding period of 2011. The increase in revenues is mainly attributable to increase in sales of Methylprednisolone and a small increase in sales of Lamotrigine and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Risperidone ODT and Valacyclovir.

Total revenues of our top selling products were as follows:

	Nine months ended
	December 31
	2012	2011	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	55,284	37,251	18,033	48.4
Meclizine	9,458	10,277	(819)	(8.0)
Other product revenues	20,573	17,116	3,457	20.2
Net product sales	85,315	64,644	20,671	32.0
Other revenues	-	-	-	-
Total revenues	85,315	64,644	20,671	32.0

	Three months ended
	December 31
	2012	2011	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	17,976	13,375	4,601	34.4
Meclizine	2,689	3,380	(691)	(20.4)
Other product revenues	7,473	5,571	1,902	34.1
Net product sales	28,138	22,326	5,812	26.0
Other revenues	-	-	-	-
Total revenues	28,138	22,326	5,812	26.0

During the nine month period ended December 31, 2012, our top two products (Methylprednisolone and Meclizine,) accounted for approximately 76% of our total net product sales and approximately 76% of our total consolidated gross margins for such nine month period. During the three month period ended December 31, 2012, our top two products (Methylprednisolone and Meclizine) accounted for approximately 73% of our total net product sales and approximately 75% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the nine month periods ended December 31, 2012 and 2011, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011 and to some extent our nine months ended December 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, we realized higher prices and higher gross margins on the Methylprednisolone products we sold during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2012; however, the volume of Methylprednisolone products sold during the nine months ended December 30, 2011 was significantly lower due to our being out of the market for the 4mg Methylprednisolone product for the early part of nine months ended December 30, 2011. For the three months ended December 31, 2012 we realized lower prices for Methylprednisolone products as compared to the three months ended December 31, 2011. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there have been two competitors supplying this generic product in the U.S. market through the end of our last fiscal year. However, three competitors have received the approval since that date. We believe that the new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins in future periods.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top selling products, during the nine months ended December 31, 2012 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets and Valacyclovir tablets. Our revenues from sales of these other products increased during the nine month and three month period ended December 31, 2012 compared to the corresponding periods of 2011. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets and Valacyclovir tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets and Valacyclovir talets, during the quarters ended June 30, 2012, September 30, 2012, and December 31, 2012 respectively. The increase in Other Product Revenues for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 was primarily attributable to an aggregate increase of $4,158 from the sales of Lamotrigine tablets, Prednisone tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT and Valacyclovir tablets, offset by a reduction in the revenues generated from our sales of Cyclobenzaprine tablets, Oxcarbazepine tablets, and HCTZ tablets and capsules. The increase in Other Product Revenues for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was primarily attributable to an aggregate increase of $2,031 from the sale of Lamotrigine tablets, Prednisone tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT and Valacyclovir tablets, offset by a reduction in the revenues generated from our sales of Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

In February 2013, we initiated a voluntary recall with respect to two lots of our Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the Master Supply Agreement that we entered into with Jubilant in May 2011. We first launched the products in the United States in the fiscal quarter ended September 30, 2012. The Company has temporarily suspended shipments of Pantorprazole DR tablets. The timing of the resumption of shipments is not known at this time. It is currently expected that Jubilant will be responsible for the expenses of the recall. The defects on the Pantoprazole DR 40 mg tablets did not have a material adverse effect on our results for the quarter ended December 31, 2013.

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

Our gross revenues for the nine month and three month periods ended December 31, 2012 and December 31, 2011, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Nine months ended		Three months ended
	December 31		December 31
	2012	2011	2012	2011
Description	$000’s	$000’s	$000’s	$000’s
Gross revenues	106,520	85,962	34,723	28,768
Chargebacks	10,816	9,804	3,813	1,975
Rebates, fees, incentives and cash discounts	6,738	8,089	1,738	2,714
Medicaid/ISA fees	1,012	1,221	355	395
Returns *	1,313	969	686	123
Price protection reserve	1,326	1,235	(7)	1,235
Net product sales	85,315	64,644	28,138	22,326
Net to Gross %	80.1%	75.2%	81.0%	77.6%

*	Previous period numbers include recall of methylprednisolone.

The following tables summarize the roll forward for the nine month and three month periods ended December 31, 2012 and December 31, 2011 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the nine months ended December 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	10,816	-	10,128	2,115
Rebates and incentive programs	4,264	5,929	-	6,910	3,283
Returns	1,807	1,313	-	1,309	1,811
Cash discounts and other	455	1,821	-	1,729	547
Price protection reserve	1,354	1,326	-	1,241	1,439
Total	9,307	21,205	-	21,317	9,195

	For the nine months ended December 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	9,804	-	10,050	1,431
Rebates and incentive programs	1,199	7,721	-	3,298	5,622
Returns	457	1,038	(69)	315	1,111
Cash discounts and other	254	1,589	-	1,426	417
Price protection reserve	-	1,235	-	-	1,235
Total	3,587	21,387	(69)	15,089	9,816

	For the three months ended December 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	2,529	3,813	-	4,227	2,115
Rebates and incentive programs	3,402	1,498	-	1,617	3,283
Returns	1,210	686	-	85	1,811
Cash discounts and other	460	595	-	508	547
Price protection reserve	1,439	(7)	-	(7)	1,439
Total	9,040	6,585	-	6,430	9,195

	For the three months ended December 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	3,046	1,975	-	3,590	1,431
Rebates and incentive programs	4,460	2,533	-	1,371	5,622
Returns	1,098	123	-	110	1,111
Cash discounts and other	518	575	-	676	417
Price protection reserve	-	1,235	-	-	1,235
Total	9,122	6,441	-	5,747	9,816

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

Cost of revenues increased 20% or $5,142 to $30,793 in the nine months ended December 31, 2012 compared to $25,651 for the comparable period of 2011. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the nine months ended December 31, 2012, decreased 4% from the nine months ended December 31, 2011, decreasing from 40% in the nine months ended December 31, 2011 to 36% in the nine months ended December 31, 2012. The majority of such 4% decrease was attributable to the higher volume of Methylprednisolone 4mg tablet dose packs during the nine months ended December 31, 2012 which has a higher gross margin relative to our other products.

Cost of revenues increased 16% or $1,430 to $10,512 in the three months ended December 31, 2012 compared to $9,082 for the comparable period of 2011. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs.

Our cost of revenues as a percentage of net revenues in the three months ended December 31, 2012, decreased 4% from the three months ended December 31, 2011, decreasing from 41% in the three months ended December 31, 2011 to 37% in the three months ended December 31, 2012. The majority of such 4% decrease was attributable to the higher percentage sales of products with relative high margin during the quarter ended December 31, 2012.

Research and Development Expenses

Research and Development expenses consist of expenses incurred by the Company on the product development expenses or costs paid to an outside agency towards the product development. The costs also include an amount of $125 per pre ANDA paid to Jubilant under the Supply Agreement; dated June 30, 2005 (the “2005 Supply Agreement) between Cadista Pharmaceuticals and Jubilant.

Research and Development expenses increased from Nil to $250 during the nine month period ended December 31, 2012 as compared to the nine month period ended December 30, 2011, as a result of $250 invoiced under the 2005 Supply Agreement by Jubilant to the Company for two pre-ANDAs, ANDAs for which were approved by the FDA during the quarter ended September 30, 2012. There was no research and development expense during three month period ended December 31, 2012 and three month period ended December 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 1% or $38 to $3,451 for nine months ended December 31, 2012 compared to $3,413 in the corresponding period of 2011. The increase in expense was the result of increase in administrative expenses with an offset of $84 in legal and professional charges, $6 in bank charges and $52 in payroll and benefits.

SG&A expenses increased 10% or $112 to $1,240 for three months ended December 31, 2012 compared to $1,128 in the corresponding period of 2011. The increase in expense was the result of increase of $81 in legal and professional charges and $21 in bank charges offset by a decrease of $64 in payroll and benefits.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 19% or $217 to $1,358 for the nine months ended December 31, 2012 compared to $1,141 in the corresponding period of 2011. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Depreciation and amortization increased 25% or $100 to $498 for the three months ended December 31, 2012 compared to $398 in the corresponding period of 2011. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Other income (expense), net

Other income (expense), net consists of interest and other finance costs, offset against interest income.

Other income (expense), net increased 791% or $451 to $394 for the nine month period ended December 31, 2012 compared to ($57) in the corresponding period of 2011. This increase was primarily the result of lower interest cost because of no borrowings under our credit facilities, and an increase in interest income on a $10,000 loan (the “HSL Loan”) given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011. The HSL Loan bears interest at a rate equal to five percent (5%) per annum.

Other income (expense), net increased 492% or $128 to $154 for the three month period ended December 31, 2012 compared to $26 in the corresponding period of 2011. This increase was primarily the result of lower interest cost because of no borrowings under our credit facilities~~,~~ and an increase in interest income on the HSL Loan.

Income Tax Expense

The income tax expense increased by $7,382 to $19,048 for the nine month period ended December 31, 2012 compared to $11,666 in the corresponding period of 2011 and for the three month period ended December 31, 2012 the tax expense increased by $3,105 to $ 6,144 as compared to $3,039 in the corresponding period of 2011. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during the nine month and three month periods ended December 31, 2012 as compared to profits for the corresponding period of last year, the current tax expense recognized in the periods increased.

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

As of December 31, 2012, the Company owes $3,742 towards federal taxes and $171 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed a return on a stand-alone basis. During the nine months ended December 31, 2012 the Company paid $12,314 to Jubilant Holdings under the Tax Sharing Agreement, out of which $3,750 was paid during the three months ended December 31, 2012.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under credit facilities with banks. As of December 31, 2012, we had no outstanding borrowings under our bank credit facility with State Bank of India, New York Branch (“SBNY”); which expired on November 18, 2012 and no amount outstanding under our credit facility with ICICI Bank Limited, New York Branch (“ICICI Bank NY”). As of December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $27) of $ 19,711 and $8,500 in availability under our revolving credit facility with ICICI Bank NY. We also have $5,000 as a term deposit which can be withdrawn anytime without any penalty. Our credit facility with ICICI Bank NY expired on February 2, 2013 and no longer serves as a source of liquidity. On January 30, 2013 we extended an additional loan of $20,000 to our affiliate, HSL Holdings (see our current report on Form 8-K, for event of January 30, 2013, filed with the Securities and Exchange Commission on February 4, 2013 for additional information about this loan).

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching six products that are represented by four ANDAs that have been approved and the two ANDAs that are pending approval by the FDA as of December 31, 2012; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; the launch of additional products, that we market pursuant to our 2011 Master Supply Agreement with Jubilant; the launch by Jubilant of certain of our products outside of the United States pursuant to the 2012 Master Supply Agreement; and successfully identifying and sourcing other new product opportunities.

We elected not to renew our $6,500 revolving credit facility with SBNY when it expired on November 18, 2012, and accordingly this facility does not serve as an additional funding source. In February, 2012 we entered into an additional credit facility (the ICICI Bank Credit Facility”) with ICICI Bank NY permitting borrowings and other credit accommodation of up to $8,500, which had one year term, which expired on February 02, 2013 and also no longer serves as a funding source.

Based on our existing business plan, we believe our existing sources of liquidity as of December 31, 2012 (but taking into account the subsequent expiration of the ICICI Bank Credit Facility on February 2, 2013 and the additional loan we extended to HSL Holdings on January 30, 2013) will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, or the loss of key relationships with suppliers or customers.

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

Cash Flows

On December 31, 2012, cash and cash equivalents (excluding restricted cash $27) on hand totaled $19,711, working capital (excluding cash and cash equivalents) totaled $49,469 and our current ratio (current assets to current liabilities) was approximately 5.42 to 1. Our working capital as of December 31, 2012 increased approximately $10,556 to $49,469 compared to our working capital as of March 31, 2012 (which was $38,913) primarily because of an increase of inventories and short term investment and by reduction in accounts payable.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the nine months ended December 31, 2012 and December 31, 2011.

	For the nine months ended December 31, (in thousands)
	2012	2011
Net cash provided by/(used in):
Operating activities	28,908	16,091
Investing activities	(11,339)	(13,010)
Financing activities	-	(2,266)
Net increase (decrease) in cash and cash equivalents	$17,569	$815

Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $28,908 for the nine month period ended December 31, 2012, compared to $16,091 for the comparable period of 2011. This net increase in cash in the nine months period of our 2013 fiscal year compared to the corresponding period of our 2012 fiscal year was primarily due to an increase in income from operations of $32,661 (after adjustments of noncash items amounting to $1,852). Inventories in the six month period of our 2013 fiscal year increased over the comparable period of the prior year as a result causing a $6,219 use of cash. There is a cash utilization of $138 for accounts receivable, including due to / from related parties. Other current assets increased by $15 during the nine month period ended December 31, 2012 as compared to the corresponding period of our 2012 fiscal year.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $11,339 for the nine months ended December 31, 2012, compared to $13,010 for the nine month period ended December 31, 2011. Higher investment outflow was primarily the result of a loan to a related party which was funded during the nine months ended December 31, 2011. During the nine month period ended December 31, 2012, capital expenditures primarily consisted of the purchase of equipment to replace old equipment, modification of building and purchase of 6.6 acres of land anticipating future growth at our Maryland facility, and during the nine month period ended December 31, 2011, capital expenditures primarily consisted of the purchase of equipment to replace old equipment, and modification of the building at our Maryland facility. During the quarter ended September 30, 2012, the company also made short term investments (term deposits) of $5,000 with a maturity period of one year from the date of creation.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. Net cash provided from financing activities was $Nil for the nine months ended December 31, 2012, compared to $2,266 used in the nine months ended December 31, 2011. The increase in cash flow from financing activities was primarily attributable to the elimination of the installments on a term loan facility we had with SBNY that was fully repaid in October 2011, and installments of which were paid during the nine months ended December 31, 2011, offset against borrowings under our revolving credit facility with SBNY during that period, compared to $Nil of borrowings during the nine month period ended December 31, 2012. Financing activities during the nine months ended December 31, 2011 consisted of net payment under our SBNY Revolver of $266 and the repayment of $1,992 (gross $2,000 less amortized debt initiation cost of $8) principal amount of SBNY Term Loans.

Bank Facilities

Cadista Pharmaceuticals had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). There were no short term loans under the SBNY Revolver as of December 31, 2012 or March 31, 2012 and we elected not to renew the credit facility when it expired on November 18, 2012. Accordingly, this facility does not currently serve as a potential funding source. We are in the process of resolving certain outstanding balances with SBNY of immaterial amounts pertaining to fees and charges, and upon final resolution, the SBNY Revolver will be fully terminated and all guarantees and collateral released. The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points. The SBNY Revolver is secured by all of Cadista Pharmaceutical’s goods and inventory, accounts receivable, contract rights and current assets, which ranks pari passu with the security interest in the same collateral that secures the ICICI Bank NY(“ICICI”) credit facility described below. The SBNY Revolver is guaranteed by Cadista Holdings Inc., and Generic Pharmaceuticals Holdings Inc., which is the current holder of 82.38 % shares of the Company, and has pledged 62,560,815 shares of common stock of the Company to secure Cadista Pharmaceuticals obligations under the SBNY Credit Agreement. The guaranty of Cadista Holdings Inc. is secured by a pledge of stock of Cadista Pharmaceuticals held by Cadista Holdings Inc. In addition, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant Life Sciences Limited (“Jubilant”) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals to SBNY; including amounts under the SBNY Revolver, remain outstanding: and (ii) SBI CAG’s obligation to indemnify and hold SBNY harmless, and pay any claim submitted by SBNY arising from a default by Cadista Pharmaceuticals, for up to $3,500 principal amount of loans funded by SBNY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. This Letter of Comfort expires on March 31, 2013. Upon resolution of all outstanding balances with SBNY and the full termination of the SBNY Revolver in connection therewith, this letter of comfort will also be released.

On February 2, 2012 Cadista Pharmaceuticals entered into a credit facility agreement (the “ICICI Bank Credit Facility Agreement”) with ICICI Bank NY, providing for borrowings and other credit accommodations of up to $8,500. The ICICI Bank Credit Facility Agreement contemplated that ICICI Bank NY may extend the following loans and credit accommodations to Cadista Pharmaceuticals to be used, depending upon the facility, for purchasing raw materials or capital equipment for its manufacturing process or working capital purposes: revolving loans, the issuance of letters of credit for Cadista Pharmaceuticals account, and a facility enabling Cadista Pharmaceuticals to discount and receive payment for certain customer invoices.

The ICICI Credit Facility Agreement had a one year term that expired on February 2, 2013. The Company elected not to pursue a renewal of the term, and the credit facility is now expired. Accordingly the facility no longer serve as a potential funding source. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement on December 31, 2012, March 31, 2012 or on the date of its expiration. The ICICI Credit Facility was secured by a security interest in Cadista Pharmaceuticals’ goods, inventory, accounts receivable, contract rights and current assets, which security interest ranked pari passu with the security interest of SBNY in the same assets. ICICI Bank NY’s security interest will be released upon final resolution of certain outstanding balances with ICICI Bank NY of immaterial amounts.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks relate primarily to changes in interest rates. As of December 31, 2012 our bank credit facility had a floating interest rate that was tied to LIBOR and, therefore, our statements of operations and our cash flows were exposed to changes in interest rates. A one percentage point increase in LIBOR would have caused an increase to the interest expense on our borrowings under our bank credit facility with ICICI Bank NY of approximately Nil (based on outstanding balances at December 31, 2012). Our credit facility with ICICI Bank NY expired on February 2, 2013. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At December 31, 2012, we had cash and cash equivalents of $19,738, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The HSL Loan outstanding as of December 31, 2012 bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 29, 2013, and payment may be demanded at any time by us upon 30 days’ prior notice. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio (including the HSL Loan) as a result of changes in interest rates.

On January 30, 2013, the Company extended an additional loan in the principal amount of $20,000 to HSL Holdings. The outstanding principal balance of the loan bears interest at a rate equal to four percent (4%) per annum and has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. Due to the demand feature of this additional loan, we do not currently expect any material changes in the fair value of this additional loan as a result of changes in interest rates.

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

We are in the process of implementing an enterprise resource planning system (“ERP”) system, developed by SAP, to replace certain of our legacy computer systems. The system become operational during the quarter ended December 31, 2012, and we are making appropriate changes to internal controls and procedures as the implementation progresses, as is expected with a major system implementation. Other than changes required by the implementation of the SAP ERP system, none of which materially impair or significantly alter the effectiveness of the internal controls over financial reporting, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

10.1	Amendment, dated December 27, 2012, to Master Supply Agreement, dated May 27, 2011 between Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) and Jubilant Life Science Ltd. (“Jubilant). (Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion)

10.2	Master Supply Agreement, dated December 27, 2012 between Cadista Pharmaceuticals and Jubilant. (Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion)

10.3	Amendment, dated November 30, 2012, to Loan Agreement, dated November 23, 2011 between Cadista Pharmaceuticals and HSL Holdings Inc.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : February 13, 2013	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Amendment, dated December 27, 2012, to Master Supply Agreement, dated May 27, 2011 between Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) and Jubilant Life Science Ltd. (“Jubilant). (Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion)

10.2	Master Supply Agreement, dated December 27, 2012 between Cadista Pharmaceuticals and Jubilant. (Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion)

10.3	Amendment, dated November 30, 2012, to Loan Agreement, dated November 23, 2011 between Cadista Pharmaceuticals and HSL Holdings Inc.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) notes to the Consolidated Financial Statements.

