Form 10-K
period 2013-03-31
Cadista Holdings Inc.
filed 2013-07-15
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                    No ☒

On September 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no public trading market for the registrant’s common stock, consequently, the registrant was not able to determine the aggregate market value held by non-affiliates as of such date, based upon the price at which its common equity was last sold or the average bid and asked price of such common equity as of such date.

As of July 12, 2013, the registrant had 117,797,180 shares of Common Stock, $0.001 par value, outstanding.

Cadista Holdings Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2013

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

As of March 31, 2013, we marketed 16 products, all of which are prescription generic pharmaceutical products. Five of such products are marketed by us pursuant to a Master Supply Agreement we entered into with Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholder, in May 2011, which was amended in December 2012 (as amended, the “2011 Master Supply Agreement”). In addition, as of March 31, 2013, we had a pipeline consisting of 22 products which were either in development or for which ANDAs were filed with the FDA that had not yet been approved (including 19 products, the ANDAs for which were filed and are owned by Jubilant and are covered under the 2011 Master Supply Agreement).

Following our formation in 1988, we initially focused on identifying and prioritizing generic pharmaceutical product development opportunities, establishing relationships with product distributors and customers, identifying and securing sources of active pharmaceutical ingredients (“APIs”), and building our internal organization and manufacturing facility. We filed our first ANDA with the FDA in May 1996, and through March 31, 2013 have filed a total of 19 ANDAs with the FDA (including two for products that were approved, but which we have since discontinued marketing). Our first ANDA approval was received from the FDA in October 1997. We did not file any new ANDAs in our fiscal year ended March 31, 2013. In September 2012, we received approvals from the FDA for the following two product ANDAs filed and owned by us: Losartan Potassium Tablets (in 25mg, 50mg and 100 mg dosages), which is a generic equivalent of Cozaar® Tablets; and Losartan Potassium Hydrochlorothiazide Tablets (in 50mg/12.5mg, 100mg/12.5mg and 100mg/25mg dosages), which is a generic equivalent of Hyzaar® Tablets. Our marketing efforts relating to existing products, and to a lesser extent the five products that we sell pursuant to the 2011 Master Supply Agreement, led to an increase in our revenues during our 2013 fiscal year. For the fiscal year ended March 31, 2013, we reported net revenue of $114.90 million, representing an increase of 26% and 172% as compared to the fiscal years ended March 31, 2012 and 2011, respectively. No assurance can be provided, however, that such revenue growth will continue going forward.

Jubilant, an integrated pharmaceutical and life sciences company based in India, through its control of a subsidiary owning our outstanding common stock, controls approximately 82.4% of our outstanding common stock. Jubilant is an Indian public company having its stock traded on the Bombay Stock Exchange Limited and the National Stock Exchange of India Limited. Jubilant supplies us with API for some of the products that we manufacture and also supplies us with certain products that we distribute. In addition, Jubilant has assisted, and is currently assisting, in the development of some of our products. We have provided, and are currently providing, development-related services to Jubilant and expect to provide toll manufacturing services for Jubilant in the future. We also anticipate that Jubilant will market certain of our products in areas outside of the United States. Our strategic relationship with Jubilant is described in more detail below under the caption “Strategic Relationship.”

As is typical in the generic pharmaceutical industry in the United States, we market and distribute our products primarily through pharmaceutical wholesalers and to chain drug stores and mass merchandisers. For our fiscal year ended March 31, 2013, approximately 93% of our product sales revenue was derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we have provided drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” below). These drug development services represented 0.36% and none of our revenue in fiscal years 2013 and 2012, respectively.

We operate from our 90,489 square foot headquarters and manufacturing facility in Salisbury, Maryland, which accommodates manufacturing, warehousing, research and development and sales. We also currently lease 4,274 square feet of office space in Horsham, Pennsylvania for certain administrative and sales functions.

Our Strategy

We believe that our success will be derived from our ability to select attractive product candidates and to efficiently execute FDA approval and launch by minimizing the time it takes from selection to marketing of our products. As such, we have implemented a strategy with the following core elements:

•   Continue to expand our product portfolio. We intend to expand our product portfolio through launches of products under ANDAs that have already been approved, approval of our ANDAs under review by the FDA, approval of a future ANDA for the product we have in an earlier stage of development, commercialization of products covered by our 2011 Master Supply Agreement with Jubilant, our process of identifying new product opportunities, and potentially acquiring FDA approved ANDAs from third parties. In the near term, we plan to focus on the two products for which ANDAs are pending approval with the FDA, and the 26 products as to which we acquired exclusive United States marketing rights from Jubilant, pursuant to the 2011 Master Supply Agreement. Of the 26 products covered under the 2011 Master Supply Agreement, the following have been approved by the FDA:

Generic Name of Product	Brand Name of Product	Date We Commenced Marketing
Donepezil Hydrochloride Tablets	Aricept®	Fiscal Quarter ended September 30, 2011
Risperidone ODT	Risperdal® Mg. Tabs	Fiscal Quarter ended June 30, 2012
Pantoprazole DR	Protonix Tablets	Fiscal Quarter ended September 30, 2012
Valacyclovir	Valtrex®	Fiscal Quarter ended December 31, 2012
Olanzapine ODT	Zyprexa / Zydis ®	Fiscal Quarter ended March 31, 2013
Escitalopram	Lexapro®	Not yet marketed
Lamotrigine Chewable Tablets	Lamictal®	Not yet marketed

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

•    Expand into Foreign Markets. In December 2012 we entered into a Master Supply Agreement with Jubilant (the “2012 Master Supply Agreement”), pursuant to which Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. To date, none of these products has received regulatory approval for marketing in any of these 27 countries. We expect that additional products that have been, or may be, developed by us will be added to the 2012 Master Supply Agreement, from time to time upon mutual agreement, for marketing by Jubilant in select countries outside of the United States. In addition, we may explore opportunities to market our existing products or new products outside of the United States other than through Jubilant. There can be no assurance that we or Jubilant will market or sell any of our products outside of the United States in this way or that if undertaken such marketing will be successful.

•    Capitalize on our strong customer relationships. We will continue to focus on maintaining and improving our strong relationships with drug wholesalers, chain drug stores and mass merchandisers through the introduction of new products from our current pipeline and the identification and development of new products in response to the needs of our customers. We intend to continue to increase market penetration of our existing marketed products and identify opportunities to develop and launch new products, including through our strong relationships with wholesalers and chain drug stores in the United States.

•   Optimize our gross and operating margins. We intend to continue our focus on methods to optimize our margins. We plan to improve our operating margins by leveraging our existing sales capabilities and administrative functions across an expanded revenue base as a result of expected growth in our product portfolio from ANDAs currently under review by the FDA, the product we have in development for which we have not yet filed an ANDA, the products to be marketed by us in the United States under the 2011 Master Supply Agreement with Jubilant, other new product opportunities that are developed, acquired or marketed by us in the future and our products that are marketed by Jubilant outside of the United States pursuant to the 2012 Master Supply Agreement.

•    Leverage our relationship with Jubilant. We intend to utilize Jubilant’s expertise and resources in the development and manufacture of APIs as a source of supply for certain existing finished dosage products. Access to sources of API from Jubilant will assist in our commercial manufacture of marketed products and we believe will enhance supply stability. In addition, we expect the following to provide additional sources of revenue going forward:

▪	The marketing of products under the 2011 Master Supply Agreement with Jubilant, in addition to the five products developed and owned by Jubilant that we are currently marketing under that agreement.

▪	Jubilant’s marketing our internally developed products outside of the United States, pursuant to the 2012 Master Supply Agreement.

▪	Development-related services that we perform for Jubilant pursuant to the Master Product Development Cooperation Agreement that we entered into with Jubilant in August 2008.

See Item 13.  "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2011 Master Supply Agreement, the 2012 Master Supply Agreement, and the Master Product Development Cooperation Agreement.

•   Sustain our FDA compliance record. We intend to continue to adhere to FDA regulations to assure our customers of the quality of our manufacturing processes and products. We believe that we are pro-active in maintaining good relationships with the FDA and believe our track record of compliance with FDA standards and regulations is an important factor in obtaining ANDA approvals and in maintaining customer relationships.

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

The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant challenges any listed patents for the reference brand drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving the ANDA for a generic product. The time required to obtain FDA approval of ANDAs has increased over the last few years to an industry-wide average of approximately 32 to 36 months from the date of initial filing of an ANDA with the FDA.

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

Our Product Portfolio

We have a higher likelihood of achieving favorable market share when we are able to offer customers numerous products that respond to their market-driven need for a variety of generic product alternatives. No single product represented more than 10% of our gross sales during the past three fiscal years, other than: Methylprednisolone, which represented 64%, 60% and 22% of our total sales in our fiscal years 2013, 2012 and 2011, respectively; Meclizine hydrochloride, which represented 11%, 15% and 28% of our total sales in our fiscal years 2013, 2012 and 2011, respectively; Terazosin, which represented 10% and 24% of our total sales in fiscal years 2012 and 2011, respectively; and Cyclobenzaprine, which represented 12% of our total sales in our 2011 fiscal year.

As of March 31, 2013, our product portfolio of approved ANDAs consisted of the following 15 products:

Generic Product Name	Dosage (in milligrams)	Brand Name Product	Therapeutic Classification
Cyclobenzaprine tablets	5,10	Flexeril®	Muscle relaxant
HCTZ capsules	12.5	Microzide® caps	Antihypertension
HCTZ tablets	25,50	Hydrodivril®	Antihypertension
Methylprednisolone tablets	4,8,16,32	Medrol®	Steroid
Prednisone tablets	1,5,10,20	Deltasone®	Steroid
Prochlorperazine tablets	5,10	Compazine®	Antipsychotic
Terazosin capsules	1,2,5,10	Hytrin®	Prostate, Antihypertension
Meclizine tablets	12.5,25	Antivert®	Motion sickness
Lamotrigine tablets	25,100,150,200	Lamictal®	Anticonvulsant
Risperidone tablets(1) (2)	0.25,0.5,1.0,2.0,3.0,4.0	Risperdal®	Treat Schizophrenia
Alendronate tablets	5,10,35,70	Fosomax®	Osteoporosis
Oxcarbazepine tablets	150,300,600	Trileptal®	Anticonvulsant
Cetirizine tablets(2)	5,10	Zyrtec®	Anti-allergy
Losartan Potassium tablets(2)	25, 50, 100	Cozaar®	Antihypertension
Losartan Potassium Hydrochlorothiazide tablets(2)	50/12.5, 100/12.5, 100/25	Hyzaar®	Antihypertension

(1)	Risperidone tablets (generic equivalent of Risperdal®) is a separate product from the Risperidone orally disintegrating tablet (“ODT”) product (generic equivalent of Risperdal® M-Tabs) that is covered by our 2011 Master Supply Agreement with Jubilant.

(2)	As of March 31, 2013, we have not marketed Risperidone, Cetirizine, Losartan Potassium Tablets or Losartan Potassium Hydrochlorothiazide Tablets. We launched Losartan Potassium Hydrochlorothiazide Tablets in May 2013. We expect to launch Losartan Potassium Tablets in July 2013, but there can be no assurance that they will be launched at that time. We are evaluating the appropriate market opportunities to launch our marketing of Cetirizine and Risperidone.

In addition to the 11 products owned by us, we also marketed the following five products under the 2011 Master Supply Agreement with Jubilant, as of March 31, 2013:

Generic Name of Product	Dosage (in milligrams)	Brand Name of Product	Therapeutic Classification
Donepezil Hydrochloride Tablets	5mg and 10mg	Aricept®	Anti-Alzheimer
Risperidone ODT	0.5mg, 1mg, 2mg, 3mg and 4mg	Risperdal®	Antipsychotic
Pantoprazole DR*	20mg and 40mg	Protonix®	Gastrointestinal agent
Valacyclovir	500mg and 1000mg	Valtrex®	Antiviral
Olanzapine ODT	5mg, 10mg, 15mg and 20mg	Zyprexa® Zydis®	Antipsychotic

*In February 2013, we initiated a voluntary recall with respect to two lots of our Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the 2011 Master Supply Agreement and Jubilant is responsible for the expenses of such recall. We voluntarily temporarily suspended marketing Pantoprazole DR (Delayed release) 40mg tablets in connection with our recall. We resumed marketing this product after a two month hiatus.

Strategic Relationship

An affiliate of Jubilant acquired a majority interest in our Company in 2005. Commencing with such acquisition, we have entered into four strategic agreements with Jubilant, consisting of the following:

•	A Supply Agreement that we entered into with Jubilant in 2005 (the “2005 Supply Agreement”), in connection with Jubilant’s acquisition of a majority interest in our Company, which provides for Jubilant’s supply of certain API and our acquisition of 10 pre-ANDA products from Jubilant);
•	The 2011 Master Supply Agreement pursuant to which we acquired marketing rights in the United States to certain Jubilant products;
•	A Master Supply Agreement that we entered into in December 2012 (the “2012 Master Supply Agreement”), pursuant to which Jubilant acquired from us marketing rights to certain of our products outside of the United States; and
•	A Master Product Development Cooperation Agreement that we entered into in August 2008 (the “Master Product Development Cooperation Agreement”), pursuant to which development-related services may be provided to Jubilant.

The 2005 Supply Agreement

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

The 2005 Supply Agreement also provided us with the right to select and, upon mutual agreement with Jubilant, acquire 10 pre-ANDA products from Jubilant, five without cost and five at a cost of $250,000 each, over a three year period. The 10 pre-ANDA products selected included three products that are currently under review by the FDA or in development and the following seven products, the ANDAs for which have been approved by the FDA:

Generic Product Name	Dosage (in milligrams)	Brand Name Product	Therapeutic Classification
Lamotrigine tablets	25,100,150,200	Lamictal®	Anticonvulsant
Risperidone tablets(1) (2)	0.25,0.5,1.0,2.0,3.0,4.0	Risperdal®	Treat Schizophrenia
Alendronate tablets	5,10,35,70	Fosomax®	Osteoporosis
Oxcarbazepine tablets	150,300,600	Trileptal®	Anticonvulsant
Cetirizine tablets(2)	5,10	Zyrtec®	Anti-allergy
Losartan Potassium tablets(2)	25, 50, 100	Cozaar®	Antihypertension
Losartan Potassium Hydrochlorothiazide tablets(2)	50/12.5, 100/12.5, 100/25	Hyzaar®	Antihypertension

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

The Master Product Development Cooperation Agreement

On August 14, 2008, we entered into a Master Product Development and Cooperation Agreement (as amended, the “Master Product Development Cooperation Agreement”) with Jubilant pursuant to which we and Jubilant may, from time to time, execute product-specific project task orders. Each project task order will specify the product development and related services to be provided by us in connection with the development of a generic pharmaceutical product on behalf of Jubilant. Jubilant (or a third party designated by Jubilant) will be the owner of the ANDAs for products developed under the Master Product Development Cooperation Agreement. Jubilant remits to us the fees and expenses specified in each project task order, including fees relating to each category of development services, administrative overhead expense reimbursement, testing fees and expenses, exhibit batch fees and ANDA preparation and processing fees, all of which are negotiated for each project task order. Through March 31, 2013, we had provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product candidate that Jubilant was considering developing, but which it has since abandoned. Services under the Master Product Development Cooperation Agreement with respect to these two product candidates were completed in our fiscal year ended March 31, 2009 and we are being qualified as a manufacturing site for such product candidates. In the first quarter of our 2014 fiscal year, we entered into a new project task order with Jubilant pursuant to which we will perform services under the Master Product Development Cooperation Agreement with respect to a product candidate for which we expect to receive fees and expenses of approximately $0.20 million. To date we have not commenced performing services under such project task order and no amounts have been invoiced. See Item 13 - "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the Master Development Cooperation Agreement.

The 2011 Master Supply Agreement

On May 27, 2011 we entered into the 2011 Master Supply Agreement with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the following:

Generic Name of Product	Dosage (in milligrams)	Brand Name of Product	Date We Commenced Marketing
Donepezil Hydrochloride Tablets	5 and 10	Aricept®	Fiscal Quarter ended September 30, 2011
Risperidone ODT	0.5, 1, 2, 3 and 4.	Risperdal® M Tabs	Fiscal Quarter ended June 30, 2012
Pantoprazole DR	20 and 40	Protonix® Tablets	Fiscal Quarter ended September 30, 2012
Lamotrigine Chewable Tablets	5 and 25	Lamictal®	Not yet marketed

All four of these products have been approved by the FDA. The 2011 Master Supply Agreement contemplated that additional products developed by Jubilant could be added to it from time to time by mutual agreement of the parties. In December 2012, we entered into an amendment to the 2011 Master Supply Agreement to add twenty two (22) additional products (collectively, the “New Products”). ANDAs for all of the New Products have been filed with the FDA. As of March 31, 2013, ANDAs for the following three New Products have received FDA approval:

Generic Name of Product	Dosage (in milligrams)	Brand Name of Product	Date We Commenced Marketing
Valacyclovir	500 and 1000	Valtrex ®	Fiscal Quarter ended December 31, 2012
Olanzapine ODT	5, 10, 15 and 20	Zyprexa® / Zydis®	Fiscal Quarter ended March 31, 2013
Escitalopram Tablets	5, 10 and 20	Lexapro ®	Not yet marketed

Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved. We may acquire marketing rights to other products that have been, or that may be, developed by Jubilant if the parties mutually agree to supplement the 2011 Master Supply Agreement; however, there can be no assurance that any such agreement regarding additional products will be reached. Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product. We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement. The 2011 Master Supply Agreement contemplates that quarterly adjustments will be made for overpayments or underpayments based upon our actual net sales proceeds for the quarterly period. We are restricted from marketing or selling any product that competes with a product that we are marketing pursuant to this agreement and Jubilant is restricted from supplying any other party with these products in the United States. Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement. See Item 13.  "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2011 Master Supply Agreement.

The 2012 Master Supply Agreement

In December 2012, we entered into a master supply agreement with Jubilant (the “2012 Master Supply Agreement”) pursuant to which Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. We expect that additional products that have been, or may be, developed by us will be added to the 2012 Master Supply Agreement, from time to time upon mutual agreement, for marketing by Jubilant in select countries outside of the United States; however, there can be no assurance that this will be the case.

We are responsible for obtaining the licenses or marketing approvals (collectively, “Foreign Regulatory Approvals”) necessary as a prerequisite for marketing products under the 2012 Master Supply Agreement in those countries in which Jubilant has been granted marketing rights and will own any resultant Foreign Regulatory Approvals. To date no such Foreign Regulatory Approvals have been obtained.

Jubilant is prohibited from marketing or selling in the countries in which it is granted marketing rights any product that competes with a product covered under the 2012 Master Supply Agreement in such countries. Subject to certain exceptions, Jubilant is required to purchase from us all of its requirements for products that are to be marketed by Jubilant pursuant to the 2012 Master Supply Agreement and we are required to use commercially reasonable efforts to supply Jubilant with finished dosage packaged products satisfying these requirements (either by manufacturing the products ourselves or arranging for an approved manufacturer to do so). We are prohibited from supplying a product covered by the 2012 Master Supply Agreement to third parties for use or sale in the countries in which Jubilant is granted marketing rights with respect to such product without Jubilant’s prior written consent.

Pursuant to the terms of the 2012 Master Supply Agreement, we will supply Jubilant with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of Jubilant’s estimated sales price for such product. Jubilant is entitled to retain 10% of the net sales of the products covered under the 2012 Master Supply Agreement. We will invoice for all such products supplied by us to Jubilant, and to the extent Jubilant’s sales price is less than or greater than the amount it estimated for purposes of determining the invoiced price of the product, there will be an adjustment made on a quarterly basis. See Item 13.  "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2012 Master Supply Agreement.

In addition to our dealings with Jubilant as part of the 2005 Supply Agreement, the Master Product Development Cooperation Agreement, the 2011 Master Supply Agreement and the 2012 Master Supply Agreement, we often consult with Jubilant regarding its expertise in API development and other sources of API in determining possible product candidates for development, and utilize Jubilant as an API source for some of our other products. See Item 13 - "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of these API purchases.

Our Product Pipeline

Our current new product pipeline can generally be classified into three categories: (i) products for which we have submitted ANDAs that are under review by the FDA; (ii) products for which we have begun initial development activities, such as bioequivalence testing with the objective to assemble and file an ANDA with the FDA; and (iii) products with respect to which we acquired the exclusive United States marketing rights from Jubilant pursuant to the 2011 Master Supply Agreement. As of March 31, 2013, our new product pipeline consisted of 21 products for which ANDAs were pending with the FDA (19 of which are ANDAs owned by Jubilant with respect to which we have marketing rights under the 2011 Master Supply Agreement) and one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with the FDA.

Product development can entail a significant investment of capital resources with no assurance that a product will be successfully developed, that ANDA approval will eventually be obtained or that, even if it is obtained, the product can be successfully marketed. The extent to which we initiate new product development activities is dependent upon the availability of new development opportunities that are economically practical for us to pursue as well as our available financial resources. We may seek to limit the inherent risks in product development, and the concomitant commitment of our capital resources, by acquiring United States marketing rights to additional products from Jubilant pursuant to the 2011 Master Supply Agreement (if Jubilant and we mutually agree), by entering into distribution arrangements with other pharmaceutical companies to market their products in the United States, or by acquiring FDA approved ANDAs from third parties. There can be no assurance, however, that we will be able to successfully obtain marketing or other rights to any such additional products by these means.

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

As of March 31, 2013, we had an in-house technical services team of seven employees who also conduct our product development activities. We currently manage our product development activities from our corporate headquarters in Salisbury, Maryland. In addition we may utilize third-party contract research organizations (“CROs”) to conduct pilot and pivotal bioequivalence testing as part of our product development and formulation process. Product development costs for the fiscal years ended March 31, 2013, 2012 and 2011 totaled $0.27 million, Nil, and $0.60 million, respectively. In the future, we expect that these expenditures will increase, as we anticipate developing new products or acquiring the rights to new products from third parties; however, this will depend upon our profitability and available financial resources as well as the desirability of the new products development opportunities, taking into account the factors described above.

Raw Materials and Suppliers

The active compounds for our products, also called active pharmaceutical ingredients, or APIs, are purchased from specialized manufacturers, including Jubilant, and are essential to our business operations. API manufacturers are required to file a Drug Master File, or DMF, relating to an API with the FDA. Each individual API must be approved by the FDA as part of the ANDA approval process. API manufacturers are also regularly inspected by the FDA.

When selecting a manufacturer for a specific API, the key factors we consider include:

•	High quality standards, including compliance with the FDA’s current Good Manufacturing Practice Regulations or cGMP;
•	Established chemical and process technologies;
•	Reputation in the industry;
•	Flexible processes and capabilities that allow the API manufacturer to meet supply requirements at competitive prices; and
•	Ability and intention to support regular commercial supply of API at appropriate prices.

Our experience and knowledge of the factors above, and our consultation with Jubilant, enable us to evaluate the most suitable and cost competitive API suppliers at the early stages of the product development process. APIs for several of our products are purchased from Jubilant or its affiliates pursuant to the 2005 Supply Agreement, including: Cetirizine, Risperidone, Lamotrigine, Oxcarbazepine and Losartan. In addition, separate from the 2005 Supply Agreement, Jubilant supplies us with Meclizine API and Terazosin API on a purchase order basis. API for our other products are purchased from third party suppliers on a purchase order basis and, with one exception, are not subject to long-term supply agreements. Even in the one circumstance where ostensibly we have a long-term supply agreement for the API for one product, there is no requirement for the supplier to supply us with a minimum amount of API or that the supplier satisfy all of our requests for such API.  We do not manufacture API for any of our products at our Salisbury, Maryland facility. There is frequently significant time and cost involved in changing an API source for a product. While we believe that there are alternative suppliers available for the API used in our products, any interruption of API supply or inability to obtain API used in our products, or any significant API price increase not passed on to our customers, could have a material adverse impact on our business operations and financial condition. In addition, any change in the AP1 supplier for one of our approved products will require further testing and pre-approval from the FDA, which can be costly and may take approximately 12 months to obtain. See Item 13- "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2005 Supply Agreement.

Sales and Marketing

As is typical in the generic pharmaceutical industry in the U.S., we sell our products primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer service, and distribution employees. At present, we derive a substantial portion of our revenue from a limited number of customers. For the fiscal year ended March 31, 2013, our sales to Cardinal Health accounted for 15% of our net revenue. In addition, our product sales to Walgreens and CVS Caremark accounted for 28% and 11% of our net revenues for our 2013 fiscal year, respectively.

The following table sets forth the contributions to sales by each type of customer in our fiscal year ended March 31, 2013:

Customer Type	Percentage of Sales

Drug Wholesalers	26%
Pharmacy Chains	40%
Mass Merchandisers	15%
Distributors	15%
Managed Care	3%
Mail Order	1%

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

Approximately 93% of our 2013 product sales were derived from sales under our Cadista label, with the balance derived from sales to a third-party distributor for resale under its private label. For private label sales, we receive an agreed upon fixed price for the product based on individual purchase orders.

In December 2012, we entered into the 2012 Master Supply Agreement with Jubilant pursuant to which Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. We expect that additional products that have been, or may be, developed by us will be added to the 2012 Master Supply Agreement, from time to time upon mutual agreement, for marketing by Jubilant in those countries outside of the United States that are mutually agreed upon; however, there can be no assurance that this will be the case. Jubilant’s sales of a product in each country are contingent upon obtaining Regulatory Approval of such product in such country. To date, no such Regulatory Approvals have been obtained. See Item 13.  "Certain Relationships and Related Transactions, and Director Independence" for a more detailed description of the 2012 Master Supply Agreement.” In addition to our arrangement with Jubilant, we may explore other opportunities to market our existing products or newly developed or acquired products outside of the United States in territories not covered by our 2012 Master Supply Agreement with Jubilant.

Development and Manufacturing Services

We may from time to time provide development services, including for Jubilant, pursuant to the Master Product Development Cooperation Agreement. These services could include, among other things, formulation development, product scale up, preparation of exhibit batches, manufacture of product stability samples, analysis of bioavailability studies, material release testing and the preparation and filing with the FDA of the ANDA for a product. Fees for development services may be a set amount based upon the services provided or could be, in whole or in part, milestone based or rendered in exchange for a profit participation. For our 2013 fiscal year, revenues from our development services totaled $0.4 million.

We also may from time to time supply products to Jubilant and third parties on a contract manufacturing basis. See Item 13- “Certain Relationships and Related Transactions, and Director Independence – Development, Manufacturing and Related Services – Toll Manufacturing Agreement” for a description of a contract we have with Jubilant to provide toll manufacturing. During our 2013 fiscal year, an affiliate of Jubilant assigned to us a contract to supply veterinary products to a large pharmaceutical company, and we are in the process of qualifying our facility to manufacture this product (See Item 13- “Certain Relationships and Related Transactions, and Director Independence – Development, Manufacturing and Related Services – Assignment of Supply Agreement for Veterinary Drug Product”). To date we have not supplied any products to Jubilant or any other parties on a contract manufacturing basis, and there can be no assurance that we will manufacture products for any other parties on a contract basis in the future or that if we do so manufacture products that it will materially contribute to our revenues.

We believe that our development services may lead to the growth of our contract manufacturing business, as we may be retained to manufacture the products with respect to which we provide development services.

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than us. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled–release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. As a generic pharmaceutical supplier, we compete with the branded product, as well as generic pharmaceutical companies supplying other bioequivalent products to the reference branded product. Some of our principal generic competitors are Par Pharmaceuticals, Inc., Sandoz Laboratories, Inc., Teva Pharmaceutical Industries Ltd., Mylan, Inc., Ranbaxy Pharmaceuticals, Sun Pharmaceuticals and its subsidiary Caraco Laboratories Inc. and Actavis, Inc.

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

Employees

As of March 31, 2013, we had a total of 226 full time employees, 217 of whom work at our corporate headquarters and manufacturing facility in Salisbury, Maryland and 9 of whom work at our Horsham, Pennsylvania office or at their home office. As of such date, we also employed 61 temporary workers. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

On July 9, 2012 the President signed the Generic Drug User Fee Act (GDUFA) into law to increase the speed of the ANDA application process. GDUFA is based on an agreement negotiated by the FDA with representatives of the generic drug industry. Starting on October 1, 2012, it established application fees for new ANDA applications, prior approval supplements to ANDAs, and drug master files. It also established annual facility fees and a one-time “backlog fee” for ANDAs pending on October 1, 2012.

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

In addition, the United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other cost containment measures, the Healthcare Reform Law establishes a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under government programs, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

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

To date, we have not marketed products outside of the United States. However, pursuant to the 2012 Master Supply Agreement, we granted Jubilant marketing rights to certain of our products in countries outside of the United States. In order for these products to be marketed outside of the United States, marketing authorizations from the appropriate regulatory authorities of each particular country must be obtained.

Seasonality

Our business, taken as a whole, is not materially affected by seasonal factors.

Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities. We are also subject periodically to environmental compliance reviews by various environmental regulatory agencies. We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is not possible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require us to incur capital expenditures exceeding $1.0 million in the aggregate during our current fiscal year and our fiscal year ended March 31, 2015 and has not had and is not expected to have, a material adverse effect on our business operations or financial condition. The Company’s environmental liability insurance coverage is limited. It may not provide coverage for all environmental claims, and, in any event, it would not provide coverage for most environmental claims in excess of $100,000.  The substantial unexpected costs we may incur with respect to environmental claims or compliance could have a material adverse effect on our business, results of operations, financial condition, and cash flow.  Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

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

Two of our products the raw materials for which are supplied by a limited number of our vendors represent a significant portion of our net revenues. If the volume or pricing of either of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of two of our products currently collectively represent a significant portion of our net revenues. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline. Two of our products, Methylprednisolone and Meclizine Tablets collectively accounted for approximately 75% of our net revenue for the fiscal year ended March 31, 2013. We expect that our sales of these two key products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

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

In addition, we currently rely on two vendors to supply us with the API with respect to each of our two top selling products. If we are unable to maintain our relationships with these vendors on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

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

We expect that a material amount of our new products will be developed by Jubilant Life Sciences Ltd. (“Jubilant”). We and Jubilant are parties to the 2011 Master Supply Agreement, which provides for our exclusive marketing in the United States 26 products. Seven of the 26 products (Lamotrigine chewable tablets, Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”), Pantoprazole DR tablets, Escitalopram tablets, Olanzapine ODT, and Valacyclovir have been approved by the FDA. Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and owns, and will own, any FDA approved ANDAs. We expect, pursuant to the 2011 Master Supply Agreement, to acquire United States marketing rights to other products that have been, or that may be developed, by Jubilant if the parties mutually agree to supplement such agreement; however, there are no assurances that this will be the case. (See Item 13 - “Certain Relationships and Related Transactions, and Director Independence” for a description of the 2011 Master Supply Agreement). If we are unable to agree with Jubilant on new products to be marketed by us under 2011 Master Supply Agreement, our ability to introduce and commercialize new products could be adversely affected. As part of the 2011 Master Supply Agreement, we will not have day-to-day control over the development and regulatory approval of the new products subject to such agreement or in the manufacture of those new products to be supplied by Jubilant. If Jubilant fails to fulfill its obligations under the 2011 Master Supply Agreement, we may be unable to assume the development or manufacture of the products under such agreement, or enter into alternative arrangements with third parties. If Jubilant were to terminate or breach the 2011 Master Supply Agreement, or otherwise fail to complete its obligations in a timely manner, including, without limitation, a disruption of supply or failure to deliver sufficient quantities of products which Jubilant manufacturers under our agreement, our sales revenue may decrease or our operations could be otherwise negatively impacted.

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

We have experienced a steady growth in our net revenue during our past seven fiscal years, and our operations have been profitable for our past four fiscal years. Although we expect our revenue to continue to grow due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all, or that we will be able to maintain our profitability. Our limited operating history and public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment or manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

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

The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to cGMP. We may be subject from time to time to product recalls initiated by us or by the FDA. During our past three fiscal years, we have initiated the following recalls:

(i)         in March 2011 we initiated a voluntary recall of batches of two strengths (4mg and 8mg) of methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. We believe that there was no health hazard associated with the non-conforming batches, and our recall was designated a Class III recall by the FDA. A Class III recall is one in which the use of, or exposure to, the recalled product is not likely to cause adverse health consequences. In connection with this recall, we voluntarily elected to make certain process revalidation and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from methylprednisolone tablets during our fiscal year ended March 31, 2011. We re-launched our 4mg methylprednisolone dose packs in June 2011; and

(ii)        in February 2013, we initiated a voluntary recall with respect to two lots of our Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the Master Supply Agreement that we entered into with Jubilant in May 2011. We first launched the products in the United States in the fiscal quarter ended September 30, 2012. We suspended marketing Pantoprazole DR (delayed release) 40mg tablets in connection with our recall. We resumed marketing this product after a two month hiatus. The defects on the Pantoprazole DR 40 mg tablets did not have a material adverse effect on our results for the year ended March 31, 2013.

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

Our products must receive appropriate regulatory clearance from the FDA before they can be sold in the U.S. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	expanded or different labeling;
•	recall, replacement or discontinuance of certain products;
•	additional record keeping;
•	changes in methods to determine bioequivalence; and
•	increase the amount of filing fees with ANDA submissions.

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

The generic pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Par Pharmaceuticals, Inc., Sandoz Laboratories, Inc., Teva Pharmaceuticals Ltd., Mylan, Inc., Ranbaxy Pharmaceuticals, Sun Pharmaceuticals and its subsidiary Caraco Laboratories Inc., and Actavis, Inc. In most cases, these competitors have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities.

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

For the year ended March 31, 2013, our three largest customers accounted for 28%, 15%, and 11% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operation, financial condition and cash flows. Except for our participation in the prime vendor program of the Department of Veterans Affairs relating to two products, none of our customers are party to any long-term supply agreements with us. Moreover, the contracts with the Department of Veterans Affairs do not have any minimum purchase requirements, provide for one year terms that are renewable for additional one year terms at the option of the Department of Veteran Affairs and can be cancelled by the Department of Veterans Affairs during any then current term for convenience. Accordingly all our customers, including the Department of Veterans Affairs, are able to change suppliers freely should they wish to do so.

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

We currently have product liability insurance under a policy maintained by Jubilant for itself and few of its subsidiaries, including us, providing for insurance coverage with respect to third party product liability claims, in total for an aggregate amount of $45 million per annum for each event and in the aggregate, (subject to certain customary exclusions, including bodily injury to an employee of the insured arising out of and in the course of employment by the insured, workmen compensation, property damage to property owned or occupied by or rented to the insured, and liabilities arising out of deliberate or willful non-compliance with statutory provisions. Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to use greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

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

Recently enacted and future healthcare laws and policy changes may adversely affect our business.

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

We may require significant additional funds in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the regulatory environment or the loss of key relationships with suppliers or customers. Over the past few years, we have funded operations through our term loan and revolving credit facility with our bank, through loan advances from affiliates of Jubilant and through internal cash flow. However, if required, additional funding, by Jubilant or third parties may not be available to us on acceptable terms or at all. We could seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Some of these transactions may be with Jubilant and its affiliates and some may be with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends or unfavorable interest rates or interest rate risk. The issuance of additional debt, may also increase our debt expense and leverage relative to our earnings and to our equity capitalization, requiring us to pay additional interest expense. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. If we are not able to obtain additional financing, when needed, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

Jubilant and its affiliates beneficially own approximately 82.4% of our outstanding Common Stock as of March 31, 2013 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act or 1934, as amended). As a result, Jubilant and its affiliates, in view of their ownership percentage of our common stock, can control all matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

Future sales by shareholders, or the perception that such sales may occur, may depress the price of our common stock

The sale or availability for sale of substantial amounts of our shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and also could impair our ability to raise capital through future offerings of our shares. As of March 31, 2013 there were 117,797,180 shares of Common Stock outstanding and options to purchase 749,547 shares of Common Stock outstanding. Of the shares of our Common Stock that were outstanding as of such date, 97,043,574 shares are owned by an indirect subsidiary of Jubilant Life Sciences Ltd. The 20,753,606 shares of Common Stock that are not owned by an indirect subsidiary of Jubilant Life Sciences Ltd. are freely tradable under Federal securities laws.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

We maintain our principal executive offices at our facility, that we own, located at 207 Kiley Drive, Salisbury, Maryland. The facility measures 90,489 square feet, consisting of 6,645 square feet of office space, 44,522 square feet of warehouse, shipping, receiving and common area space and 39,322 square feet of manufacturing space.

We also lease additional office space, consisting of 4,274 square feet, located at 1155 Business Center Drive, Horsham, Pennsylvania, at the rate of $19.75 per square feet, subject to an increase of $0.50 per square feet on every anniversary of the contract, effective September 1, 2012.

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

Holders

As of March 31, 2013 there were 117,797,180 shares of common stock outstanding and approximately 550 stockholders of record.

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

The selected consolidated financial data presented below for the years ended March 31, 2013, 2012, 2011, 2010, and 2009, are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of March 31, 2013, 2012 and 2011 and for each of the years in the three-year period ended March 31, 2013, and the reports thereon, are included elsewhere in this report. The selected financial information presented for our operations for the fiscal years ended March 31, 2010 and 2009 and for our balance sheets as of March 31, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements not presented in this report.

The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below in Item 7.

Operations Data:	2013	2012	2011	2010	2009
Revenues	$114,901	$90,987	$42,171	$28,773	$22,056
Costs of revenues (exclusive of depreciation and amortization)	42,136	34,791	27,441	21,906	16,968
Selling, general and administrative expense	5,739	4,826	4,398	3,598	4,609
Research and development	274	-	585	1,599	2,806
Depreciation and amortization	2,437	1,546	1,338	1,203	1,094
Income / (loss) from operations	64,315	49,824	8,409	467	(3,421)
Other income	715	198	89	10	109
Interest expense	64	149	324	385	789
Income before income taxes	64,966	49,873	8,174	92	(4,101)
Income tax expense (benefit)	24,620	16,752	1,048	(4,885)	1
Net income / (loss)	40,346	$33,121	$7,126	$4,977	$(4,102)
Net income (loss) per common share – Basic	$0.34	$0.28	$0.06	$0.04	$(0.04)
Net income per common share – diluted	$0.34	$0.28	$0.06	$0.04	$(0.04)
Weighted average shares used in computing net income (loss) per share: basic	117,797,180	117,797,180	117,797,180	114,061,547	94,858,674
Weighted average shares used in computing net income (loss) per share: diluted	118,546,727	118,546,727	118,546,727	114,811,094	95,608,221

Balance Sheet Data:	2013	2012	2011	2010	2009
Cash and cash equivalents (including restricted cash)	$5,642	$2,169	$794	$302	$566
Working capital (1)	51,457	38,913	7,052	459	(4,147)

Total assets	107,869	68,511	36,358	30,927	23,011
Total debt (2)	-	-	6,845	7,012	8,956
Total liabilities	11,386	12,374	13,342	15,037	14,098

Total stockholders’ equity (deficit)	96,483	56,137	23,016	15,890	8,913

(1)	Working capital is the amount by which current assets (excluding cash and cash equivalents) exceeds current liabilities
(2)	Total debt includes the current portion of the long term debt and short term borrowings which have also been included in the working capital amount.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer service, and distribution employees. For our fiscal years ended March 31, 2013 and March 31, 2012, approximately 93% and 95% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” of “Item 1. Business”). These drug development services represented $413 and Nil of our revenues in each of fiscal years 2013 and 2012, respectively.

In December 2012, we entered into a master supply agreement (the “2012 Master Supply Agreement”) with Jubilant pursuant to which Jubilant acquired exclusive marketing rights to nine of our products in 27 countries outside of the United States. Pursuant to the terms of the 2012 Master Supply Agreement, we will supply Jubilant with finished dosage of each product covered under the Agreement. Jubilant's marketing of each of these products in each country is subject to receipt of applicable regulatory approval in such country. To date no such approval has been obtained and therefore, Jubilant has not commenced marketing any of these products, and we have not received any revenues pursuant to this agreement.

As of March 31, 2013, we marketed 16 products, all of which are prescription generic pharmaceutical products. Five of such products are marketed by us pursuant to a Master Supply Agreement we entered into with Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholder, in May 2011, which was amended in December 2012 (as amended, the “2011 Master Supply Agreement”). As of March 31, 2013, our new product pipeline consisted of 21 products for which ANDAs were pending with the FDA (19 of which are ANDAs filed and owned by Jubilant with respect to which we have marketing rights under the 2011 Master Supply Agreement) and one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with the FDA. The ANDAs owned by us that are currently under review by the FDA have been on file with the FDA for a period ranging from 24 to 48 months. The average approval time for our two ANDAs for which we received FDA approval during fiscal year 2013 was approximately 30 months. We anticipate that our portfolio of marketed products will continue to grow as a result of launches of products under ANDAs that have already been approved, approval of our ANDAs (and Jubilant’s ANDAs covered under the 2011 Master Supply Agreement) currently under review by the FDA, approval of a future ANDA for the product that we currently have in an earlier stage of development, additional products as to which we acquire marketing rights pursuant to the 2011 Master Supply Agreement, our process of identifying new product development opportunities, and potentially acquiring FDA approved ANDAs from third parties.

We filed our first ANDA with the FDA in May, 1996, and through March 31, 2013 have filed a total of 19 ANDAs with the FDA (including two for products that were approved but which we have since discontinued marketing). Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals, during our fiscal year ended March 31, 2012. In September 2012, we received two products approvals, for Losartan Potassium Tablets and Losartan Potassium Hydrochlorothiazide Tablets. Our marketing efforts relating to existing products, and to a lesser extent the five products that we sell pursuant to the 2011 Master Supply Agreement, have led to an increase in our revenues. For the fiscal year ended March 31, 2013, we reported net revenue of $114.90 million, representing an increase of 26% and 172% as compared to the fiscal years ended March 31, 2012 and 2011, respectively. The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

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

Results of Operations for the Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

	2013	2012	Change
	$000’s	$000’s	$000’s	Percent
Revenues	114,901	90,987	23,914	26%
Costs of revenues (exclusive of depreciation and amortization)	42,136	34,791	7,345	21%
Research and development expense (exclusive of depreciation and amortization)	274	-	274	- %
Selling, general and administrative expense (exclusive of depreciation and amortization)	5,739	4,826	913	19%
Depreciation and amortization	2,437	1,546	891	58%
Income from operations	64,315	49,824	14,491	29%
Other income / (expense) net	651	49	602	1229%
Income before income tax	64,966	49,873	15,093	30%
Income tax expense	24,620	16,752	7,868	47%
Net income	40,346	33,121	7,225	22%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” in Item 1-“Business”). These drug development services contributed $413 and $Nil of our revenue in fiscal year 2013 and 2012, respectively.

Revenues for the year ended March 31, 2013 increased 26% or $23.91 million to $114.90 million compared to revenues of $90.99 million from the prior fiscal year. The increase in revenues is mainly attributable to: (i) increase in sales of Methylprednisolone and a small increase in sales of Lamotrigine and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Risperidone ODT , Valacyclovir and Olanzapine ODT.

Total revenues of our top selling products were as follows:

	March 31,
	2013	2012	Change
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	73,215	54,361	18,854
Meclizine	12,339	13,478	(1,139)
Other product revenues	28,934	23,148	5,786
Net product sales	114,488	90,987	23,501
Other revenues	413	-	413
Total revenues	114,901	90,987	23,914

During the year ended March 31, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 75% of our total net product sales and approximately 89% of our total consolidated gross margins for such year.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during both our 2013 fiscal year and 2012 fiscal year, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during our fiscal year ended March 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the year ended March 31, 2012, we realized higher prices during the year ended March 31, 2012 with respect to sales of finished Methylprednisolone products, as compared to our 2013 fiscal year; however, the volume of Methylprednisolone products sold during our fiscal year ended March 31, 2012 was significantly lower due to our being out of the market for the 4 mg Methylprednisolone product for the early part of our fiscal year ended March 31, 2012. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. We believe that there were two competitors supplying this generic product in the U.S. market through the end of our last fiscal year. However, two additional competitors have received FDA approval since that date. We believe that the new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins for future periods.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the year ended March 31, 2013 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets and Olanzapine ODT tablets. Our revenues from sales of these other products increased during the year ended March 31, 2013 compared to the year ended March 31, 2012. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets and Olanzapine ODT tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets and Olanzapine ODT tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 respectively. The increase in Other Product Revenues for year ended March 31, 2013 compared to the year ended March 31, 2012 was primarily attributable to an aggregate increase of $8,306 from the sales of Prochlorperazine tablets, Lamotrigine tablets, Prednisone tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT, Valacyclovir tablets and Olanzapine ODT tablets, offset by a reduction in the revenues generated from our sales of Terazosin capsules, Cyclobenzaprine tablets, Oxcarbazepine tablets, and HCTZ tablets and capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

In February 2013, we initiated a voluntary recall with respect to two lots of our Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the Master Supply Agreement that we entered into with Jubilant in May 2011. We first launched the products in the United States in the fiscal quarter ended September 30, 2012. The Company voluntarily temporarily suspended marketing Pantoprazole DR (delayed released) 40 mg. tablets in connection with its recall. The Company resumed marketing the product after a two month hiatus. Jubilant is responsible for the expenses of the recall. The defects on the Pantoprazole DR 40 mg tablets did not have a material adverse effect on our results for the year ended March 31, 2013.

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

Cost of revenues increased 21% or $7.35 million to $42.14 million in the fiscal year ended March 31, 2013 compared to $34.79 million in the prior year. This increase in cost of revenues was mainly attributable to higher product sales and change in product mix towards products with higher manufacturing costs in our 2013 fiscal year, partially offset by manufacturing efficiencies, including an increase in utilization of our manufacturing capacity.

Our cost of revenues as a percentage of net revenues in the fiscal year ended March 31, 2013, decreased 1% from our prior fiscal year, decreasing from 38% in the fiscal year ended March 31, 2012 to 37% in our fiscal year ended March 31, 2013. The majority of such 1% decrease was attributable to higher volume of Methylprednisolone 4mg tablet dose packs during our year ended March 31, 2013 which has a higher gross margin relative to our other products. The remainder of such 1% decrease, is attributable to improvements in our manufacturing efficiency, including a reduction of the period of time that we require to change from manufacturing one product line to another during which our manufacturing equipment is not being utilized to manufacture product and manufacturing larger batch sizes of products, which reduces the number of product line changes we need to make during any given period.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses increased $0.27 million to $0.27 million for the year ended March 31, 2013 compared to Nil in the prior year. This increase was primarily a result of $0.25 million invoiced under the 2005 Supply Agreement by Jubilant to the Company for two pre-ANDAs, the ANDAs for which were approved by the FDA during the quarter ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. Selling, general and administrative expenses do not include any amortization or depreciation costs.

Selling, general and administrative expenses increased 19% or $0.91 million to $5.74 million for the year ended March 31, 2013 compared to $4.83 million for the prior year. The increase in expense was primarily the result of an increase of $0.46 million of administrative expenses, $0.54 million in professional fees, offset by reductions of $0.04 million in payroll and benefits, and $0.05 million in bank charges.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 58% or $0.89 million to $2.44 million for the year ended March 31, 2013 compared to $1.55 million for the prior year. This increase was primarily the result depreciation of assets acquired during the fiscal year ended March 31, 2012 on which we claim depreciation in the current period. Also, during the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in the manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense increased by $ 0.55 million.

Other Income, net

Other income consists of interest and miscellaneous income offset against interest and other finance costs.

Other income, net increased 1229% or $0.60 million to $0.65 million for the year ended March 31, 2013 compared to $0.05 million for the prior year. This increase was primarily the result of lower interest cost because of no borrowings under our credit facilities and an increase in interest income as a result of a $10 million loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that bears interest a rate equal to five percent (5%) per annum and interest income on a $20 million loan we provided to HSL Holdings on January 30, 2013 that bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”).

Income Tax Benefit, Expense

The income tax expense for the period increased by $7.87 million to $24.62 million for the year ended March 31, 2013 compared to $16.75 million for the prior year. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits increased during fiscal year ended March 31, 2013 as compared to profits for the corresponding period of last year, the expense recognized out of deferred taxes in the period increased.

During the quarter ended December 31, 2011, we entered into a tax sharing agreement with Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”), with an effective date of October 1, 2011 (the “Tax Sharing Agreement”). The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of March 31, 2013, we were entitled to a refund from Jubilant Holdings in the amount of $0.15 million with respect to federal taxes and we had a payment obligation to Jubilant Holdings with respect to state taxes in the amount of $0.20 million under the Tax Sharing Agreement. We make tax-sharing payments to Jubilant Holdings equal to the taxes that we would pay (or receive) if we filed a return on a stand-alone basis. During the year ended March 31, 2013, the Company paid $21.45 million to Jubilant Holdings under the Tax Sharing Agreement.

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

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there was only one competitor supplying this generic product in the U.S. market through the end of our fiscal year ended March 31, 2011. We believe one other competitor received FDA approval during the fiscal year 2012 and another two competitors received such approval since that date. We are not aware if they have entered the market since such dates. The new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins for future periods.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during both our 2012 fiscal year and 2011 fiscal year, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during out fiscal year ended March 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the year ended March 31, 2012, we realized higher prices during the year ended March 31, 2012 with respect to sales of finished Methylprednisolone products, as compared to our 2011 fiscal year. These higher prices resulted in higher gross margins on these products for the year ended March 31, 2012, as compared to the year ended March 31, 2011.

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

We launched Cyclobenzaprine tablets in 2006. We sell Cyclobenzaprine tablets, which are the generic version of Flexiril®, in two strengths, 5 mg and 10 mg and two pack sizes for each strength. We believe that there were at least seven competitors supplying this generic product during each of the fiscal years ended March 31, 2012 and March 31, 2011. Cyclobenzaprine tablets are our highest volume product measured in units sold. However, given that there are at least seven competitors supplying this generic product, our pricing and gross margin for Cyclobenzaprine tablets remain under considerable pressure. Although we are not currently aware of new competitors who have commenced distributing this generic product in the United States during our 2013 fiscal year or since the end of our 2013 fiscal year or any competitors who have plans to do so, there can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

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

Depreciation and Amortization

Depreciation and amortization increased 16% or $0.21 million to $1.55 million for the year ended March 31, 2012 compared to $1.34 million for the prior year. This increase was primarily the result of the full year’s impact of assets acquired during the fiscal year ended March 31, 2011 and depreciation of assets acquired during the fiscal year ended March 31, 2012.

Other Income, net

Other income, net increased 121% or $0.29 million to $0.05 million for the year ended March 31, 2012 compared to $(0.24 million) for the prior year. This increase was primarily the result of a reduction in interest costs due to a reduction in the effective interest rates and payment of installments of the term loan under our credit facility with State Bank of India, New York Branch, which was then in effect, and an increase in interest income as a result of the 2011 HSL Loan.

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

As of March 31, 2012, the Company owed $0.6 million towards federal taxes and $0.01 million towards state taxes to Jubilant Holdings under the Tax Sharing Agreement that it entered into with Jubilant Holdings in the quarter ended December 31, 2011. During the year ended March 31, 2012, the Company paid $7.84 million to Jubilant Holdings under the Tax Sharing Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facilities with our banks. As of March 31, 2013, we had no outstanding borrowings under bank credit facilities, and we elected not to renew the $6.5 million revolving credit facility we had with State Bank of India, New York Branch (“SBNY”), which expired on November 18, 2012, and the $8.5 million revolving credit facility we had with ICICI Bank NY (“ICICIBNY”), which expired on February 2, 2013. As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $5.64 million. In addition, the $30 million principal amount of loans we had outstanding as of March 31, 2013 to our affiliate company, HSL Holdings, is another potential source of liquidity. $10 million principal amount of such loans is repayable upon 30 days prior notice and $20 million principal amount of such loans is repayable upon 60 days prior notice. See Item 13. “Certain Relationships and Related Transactions and Director Independence – Financings” for a more detailed description of these loan transactions.

Funding Requirements

Our future capital requirements will depend on a number of factors, including:

•	the continued commercial success of our existing products;

•	launching six products that are represented by four ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of March 31, 2013;

•	The development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review;

•	The launch of additional products that we market pursuant to the 2011 Master Supply Agreement with Jubilant;

•	The launch by Jubilant of certain of our products outside of the United States pursuant to the 2012 Master Supply Agreement; and

•	Successfully identifying and sourcing other new product and business opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of March 31, 2013 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

Overview

On March 31, 2013, cash and cash equivalents on hand totaled $5.64 million, working capital totaled $51.46 million and our current ratio (current assets to current liabilities) was approximately 6.63 to 1.

The following tables summarize key elements of our financial position and sources and uses of cash and cash equivalents as of each of the three years ended March 31, 2013, 2012 and 2011:

	As of March 31,
	2013	2012	2011
	(in thousands)
Summary of Financial Position:
Cash and cash equivalents (including restricted cash)	$5,642	$2,169	$794
Working capital (excluding cash and cash equivalents)	51,457	38,913	7,052
Total assets	107,869	68,511	36,358
Long-term debt (excluding current portion) net of cost of debt	-	-	-

	For the year ended March 31,
	2013	2012	2011
	(in thousands)
Net cash (used in) / provided by:
Operating activities	$30,820	$22,418	$3,483
Investing activities	(27,347)	(14,190)	(1,804)
Financing activities	-	(6,853)	(1,187)
Net increase / (decrease) in cash and cash equivalents	3,473	1,375	492

Sources and Uses of Cash

Operating activities.    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided in operating activities was $30.82 million for the fiscal year ended March 31, 2013, compared to $22.42 million for the fiscal year ended March 31, 2012 and $3.48 million for the fiscal year ended March 31, 2011. This net increase in cash in 2013 compared to 2012 was primarily due to an increase in income from operations of $43.66 million (after adjustments of noncash items amounting to $3.31 million) offset by a decrease in cash due to an acquisition of inventory, which resulted in a net cash use of $8.70 million to meet future sales demands and launch new products. Accounts receivable in fiscal 2013 increased over the prior year as a result of higher sales causing a $2.04 million use of cash. These cash outflows in fiscal 2013 compared to fiscal 2012 were increased by a $6.76 million decrease in accounts payable and other payables and an increase of amounts due from related parties. Net cash used by operations was lower in fiscal 2012 compared to 2011 primarily due to an increase in income from operations of $34.46 million (after adjustments of non-cash items amounting to $1.34 million) offset by a decrease in cash due to acquisition of inventory, which resulted in a net cash use of $6.91 million to meet future sales demand and launch new products. Accounts receivable in fiscal 2012 increased over the prior year as a result of higher sales causing a $9.98 million use of cash. These cash outflows in fiscal 2012 compared to fiscal 2011 were decreased by $4.99 million increase in accounts payable and other payables.

Investing activities.   Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $27.35 million for the year ended March 31, 2013, compared to $14.19 million for the year ended March 31, 2012 and $1.80 million for the year ended March 31, 2011. The primary reason for this increase was a loan, in the amount of $20 million, made to HSL Holdings, an affiliated company during the 2013 fiscal year. During our 2013 fiscal year, capital expenditures primarily consisted of the purchase of equipment to replace old equipment, modification of building (including upgrading the facility to meet the specific requirements of manufacturing two products that was completed during our 2013 fiscal year) and purchase of 6.6 acres of land anticipating future growth at our Maryland facility. During our 2013 fiscal year, we also made short term investments (term deposits) of $5.0 million with a maturity period of one year from the date of creation. During fiscal years 2012 and 2011 capital expenditures primarily consisted of the purchase of equipment to support increased production at our Salisbury, Maryland facility and replace old equipment and additionally during our 2011 fiscal year, the modification of our Salisbury, Maryland facility.

Financing activities.  Financing cash flows consist primarily of borrowings and repayments of debt and issuances and repurchases of common stock. Net cash provided by financing activities was $ Nil for the year ended March 31, 2013, compared to $6.85 million used for the year ended March 31, 2012, and $1.19 million used for the year ended March 31, 2011. The increase in cash flow from financing activities in our 2013 fiscal year compared to our 2012 fiscal year was primarily attributable to the elimination of the installments on a term loan facility we had with State Bank of India, New York (“SBNY”) that was fully repaid in October 2011, and installments of which were paid during our 2012 fiscal year, offset against borrowings under our revolving credit facility with SBNY during that period, compared to $Nil of borrowings during our 2013 fiscal year. Financing activities during our 2012 fiscal year consisted of net payment under the “SBNY Revolver” (as defined below under “Bank Facilities”) of $4.85 million and repayment of $1.992 million (gross $2.0 million less amortized debt syndication charges of $0.008 million) principal amount of terms loans to SBNY (“SBNY Term Loans”). During our 2011 fiscal year, the Company used $2 million against SBNY Term Loans and $1.04 for repayment of loans from affiliates; the Company also received $1.82 million under the SBNY Revolver.

Bank Facilities

Cadista Pharmaceuticals had a Revolving Credit Facility (the “SBNY Revolver”) from SBNY for an amount up to $6.5 million to meet its working capital requirements (the “SBNY Credit Agreement”). We elected not to renew the credit facility when it expired on November 18, 2012 and there was no loan outstanding on the expiration date or on March 31, 2013. All guarantees and SBNY’s security interest in all collateral securing this credit facility have been released. The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points.

On February 2, 2012 Cadista Pharmaceuticals entered into a credit facility agreement (the “ICICI Bank Credit Facility Agreement”) with ICICI Bank NY, providing for borrowings and other credit accommodations of up to $8.5 million. The ICICI Credit Facility Agreement provided for interest to accrue on any revolving loans funded under the agreement at the three month LIBOR rate plus 3.75% per annum and on any amounts funded by ICICI Bank NY with respect to discounting of customer invoices at a rate equal to the three month LIBOR rate plus 4% per annum.

The ICICI Credit Facility Agreement had a one year term that expired on February 2, 2013. We elected not to pursue a renewal of the term, and the credit facility is now expired. Accordingly, this facility no longer serves as a potential funding source. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement on the date of its expiration or on March 31, 2013. ICICI Bank NY’s security interest in all collateral securing this credit facility has been released.

Contractual Obligations and Commitments

The following table summarizes our expected cash payments on contractual obligations as of March 31, 2013. Some of the amounts included herein are based on management’s estimates and assumptions about some of these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations and other debt(1)	-	-	-	-	-
Operating lease obligations(2)	301	85	178	38	-
Other obligations and commitments(3)	1,439	1,439	-	-	-
Total (4)	$1,740	$1,524	$178	$38	$-

(1)	Amount represents total anticipated cash payments and anticipated interest payments, on our short-term debt obligations and the current and long-term portion of our long term-debt obligations assuming existing debt maturity.
(2)	Includes annual minimum lease payments related to non-cancelable operating leases.
(3)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment.
(4)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for short-term debt and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At March 31, 2013, we have open purchase orders, that represent authorizations to purchase rather than binding agreements, that are not included in the table above.

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

Capital Expenditures

Our capital expenditures during our fiscal year 2013, 2012, and 2011were $7.37 million, $4.19 million, and $1.81 million, respectively. Capital expenditures in each such fiscal year were attributable to the upgrade of the facility to meet specific requirements to manufacture two products and to purchase scientific equipment and make improvements to our Salisbury, Maryland facility.

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

We sell our products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers. The retail drug store chains also purchase our products through the wholesalers in the event of a stock out at a particular pharmacy store. We often negotiate product pricing directly with retail drug stores that purchase our products through our wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the retail drug store pays for that product to the wholesaler. In addition, the retail drug store charges us for the difference between the price paid to the wholesaler and the negotiated contract price with them. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. Accurals for these chargebacks are reflected as a direct reduction to revenues and accounts receivable. See “Revenue Recognition and Provision for Sales Returns and Allowances – Chargebacks” below.

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

The estimation process used to determine our SRA provision has been applied on a consistent basis and there have been no significant changes in underlying estimates that have resulted in a material adjustment, other than for shelf stock adjustments and chargebacks, to our SRA reserves. Historically, until the quarter ended September 30, 2011, the Company did not experience any material shelf stock adjustments (i.e. credits issued to a customer, in accordance with specific terms agreed to with the customer, to reflect price reductions and based upon the amount of the product the customer has in its inventory). Accordingly, the Company did not create any reserve for the shelf stock adjustments. As a result of the Company’s currently selling certain products where the Company expects increased competition resulting in lower prices, the Company has assessed that there is a greater chance that it will experience shelf stock adjustments than it has in the past and has established a reserve for these adjustments, which is referred to as the “Price Protection Reserve.” Historically, the Company did not include in its reserve for chargebacks an estimation of charges by retail drug stores for the difference between the price paid to a wholesaler and our negotiated contract price with the retailer. Commencing with our fiscal year ended March 31, 2013, we have included the estimate for these charges as the Company has assessed that there is a greater chance that it will incur these charges than in the past. The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Our gross revenues for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

Description	2013	2012	2011
Gross Revenues	145,086	120,010	57,819
Chargebacks	17,263	13,021	12,199
Rebates, fees, incentives and cash discounts	9,086	11,028	2,491
Medicaid	1,333	1,677	1,104
Returns	998	1,943	651
Price Protection Reserve	1,505	1,354	-
Net product sales	114,901	90,987	41,374
Net to Gross %	79.2%	75.8%	71.6%

The following tables summarize the roll forward for the fiscal years ended March 31, 2013, 2012 and 2011 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the Year Ended March 31, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	17,263	-	16,727	1,963
Rebates and incentive programs	4,264	7,934	-	9,447	2,751
Returns	1,807	998	-	1,525	1,280
Cash discounts and other	455	2,485	-	2,362	578
Price Protection reserve	1,354	1,505	-	1,685	1,174
Total	9,307	30,185	-	31,746	7,746

	For the Year Ended March 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	13,021	-	13,271	1,427
Rebates and incentive programs	1,199	10,519	-	7,454	4,264
Returns	457	2,012	(69)	593	1,807
Cash discounts and other	254	2,186	-	1,985	455
Price Protection reserve	-	1,386	(32)	-	1,354
Total	3,587	29,124	(101)	23,303	9,307

	For the Year Ended March 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	843	12,199	-	11,365	1,677
Rebates and incentive programs	809	2,491	-	2,101	1,199
Returns	123	651	-	317	457
Cash discounts and other	93	1,104	-	943	254
Total	1,868	16,445	-	14,726	3,587

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

Depreciation on Property, plant and equipment

During the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in the manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense increased by $ 0.55 million.

The Company depreciates property, plant and equipment over the estimated useful life using the straight-line method.

The revised estimated useful lives of assets are as follows:
Building	30 years
Machinery and equipment	1 - 10 years
Office furniture and equipment	10 years
Computers	5 years
Vehicles	3- 5 years

Any change in the estimated life would have the impact on our financial position.

Intangible assets and amortization

Intangible assets are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed. The estimated useful lives of the intangible assets are as follows:

Abbreviated New Drug Applications (ANDAs)	10 years
Enterprise Resource Planning Software (SAP)	5 years

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

Other Accounting Estimates

In addition to the above described estimates, we make estimates regarding the following:

Allowances for our accounts receivable are made in accordance with our own assessments, which are based upon analysis of historical payment patterns, customer concentrations, customer credit worthiness and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. Our current customer base consists of large wholesalers, highly established pharmacy retail chains and grocery chains. We have historically not experienced non-payment of receivables as a result of the financial condition of customers. As a result of this experience and the composition of our current customer base, during our fiscal years ended March 31, 2013 and 2012, we did not consider it necessary to establish a reserve for doubtful accounts based upon the present and prospective financial condition of our customers. Our past due receivables as of such dates were primarily based upon unresolved disputes with respect to particular shipments of products. These disputes are often resolved through proper documentation. At the point that we make a determination that we will not be able to resolve a dispute through proper documentation, we make a decision to write-off the resulting uncollectible receivable. Because our reserves for doubtful accounts receivable, as of March 31, 2013 and March 31, 2012, are primarily based upon the actual amount of our disputed receivables as of such dates they did not fluctuate in proportion to the increase in our accounts receivable from the end of our 2012 fiscal year to the end of our 2013 fiscal year. We determined that our reserve for doubtful accounts of $0.241 million was adequate as of March 31, 2013, based upon the then total amount of disputed accounts receivable that remain to be resolved through production of proper documentation at that date that were not otherwise written off during the year.

Our estimate of liability relating to pending litigation or other proceedings is based on currently available facts, advice from our legal counsel and our assessment of the probability of an unfavorable outcome. Taking into account the uncertainty of the ultimate outcome of any litigation and the amount of any losses, we reassess our estimates as and when additional information becomes available. Such revisions in our estimates could materially impact our results of operations and our financial position.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite Intangibles Assets for Impairment,” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment. If the entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of indefinite-lived intangible assets for impairment is not required and the entity would not need to calculate the fair value of the asset and perform a quantitative impairment test. In addition, the standard did not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it revised the examples of events and circumstances that an entity should consider in interim periods, which are identical to those assessed in the annual qualitative assessment described above. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2013, we had cash and cash equivalents of $5.64 million, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10 million HSL Loan that we funded in November 2011 (the “2011 HSL Loan”), that was outstanding as of March 31, 2013, bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 29, 2013, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20 million HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. Due to the short-term nature of our cash and cash equivalent investments and the 2011 HSL Loan and the demand feature of the 2013 HSL Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans to fluctuate.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of March 31, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

We have implemented an enterprise resource planning system (“ERP”) system, developed by SAP, to replace certain of our legacy computer systems. The system became operational during the quarter ended December 31, 2012. We put in place several changes to internal controls and procedures as part of the implementation, as is expected with a major system implementation. Other than changes required by the implementation of the SAP ERP system, none of which materially impair or significantly alter the effectiveness of the internal controls over financial reporting, there were no material changes in internal controls over financial reporting that occurred during the fourth quarter of our 2013 fiscal year that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions and a brief account of the business experience of our Directors and executive officers.

Name	Age	Position

Scott Delaney	44	President/Chief Executive Officer and Director

Ward Barney	61	Chief Operating Officer

Kamal Mandan*	51	Chief Financial Officer and Director

Frank C. Becker	77	Director

Arun Seth	61	Director

Neeraj Agrawal	39	Director

* Mr. Mandan was elected to the Board after R. Sankaraiah resigned as a director of the Company on May 4, 2012.

Scott Delaney has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Delaney is also the President and Chief Executive Officer of the Company, a position he has held since April 2009. He has spent over 19 years in the pharmaceutical industry, working for companies such as: Eli Lilly and Company (May 1996 to July 1999), as Neuroscience Specialty Representative / District Sales Trainer); Johnson and Johnson (Ortho Biotech) (July 1999 to June 2000), as Senior Product Specialist / Regional Sales Trainer; HEB Grocery Company (May 2001 to January 2004 ), as Director of Rx Procurement and Business Development; and Teva Pharmaceuticals (January 2004 to July 2005), as National Sales Sr. Director – US Generics. From July 2005 until joining the Company in April 2009, he held the position of Vice President – Sales for URL Pharma Inc., a specialty pharmaceutical company based in Philadelphia, Pennsylvania. Mr. Delaney received a B.B.A. in Accounting from Baylor University and a M.B.A. from the University of Texas at Austin. Mr. Delaney is a citizen of the United States.

Ward W. Barney is the Chief Operating Officer of the Company, a position he has held since December 2006. He received his B.S. in Electrical Engineering from California State University at Los Angeles. Mr. Barney has held numerous positions in Engineering, Operations and Product Development during his 34 years of pharmaceutical experience with the last 18 years spent at the Vice President of Operations or Chief Operating Officer level. From 1986 to 1999, Mr. Barney held several different positions at McGaw Laboratories, the last being Vice President of Drug Delivery and Vice President of Operations. He was Vice President Operations with Pharmaceutical Formulations Inc. from 1999 till October 2006. Mr. Barney is a citizen of the United States.

Kamal Mandan has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 4, 2012. The Board of Directors elected Mr. Mandan to be a director of the Company after R. Sankaraiah’s resignation on May 4, 2012. Mr. Mandan is also the Chief Financial Officer of the Company, a position he has held since March 2006. He has over 22 years of broad financial experience, having worked in the engineering, chemical and pharmaceutical industries. He has worked for various Indian and German multinationals companies in India, Europe and the United States. For the last 13 years Mr. Mandan has been associated with Jubilant and its subsidiaries. Prior to joining Cadista in the United States., he worked in Belgium at one of the Jubilant group companies, Pharmaceuticals Services Inc., as Chief Financial Officer. Mr. Mandan worked as Manager Accounts in FAG Bearings, India from 1988 to 1994, Senior Manager Accounts with Anichem India Ltd from 1994 to 1996, Chief Accounts Manager at Gujarat Fluorochemicals Ltd from 1996 to 1999 and then with Jubilant as General Manager Accounts at their various manufacturing facilities. Mr. Mandan is a Chartered Accountant from India and is also a Certified Public Accountant. Mr. Mandan also serves as an officer and/or director of other entities that are Jubilant affiliates. Mr. Mandan is a permanent resident of United States and is a citizen of India.

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

Arun Seth has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Seth has been the Chairman of India operations at Alcatel-Lucent S.A. since July 2011. Mr. Seth served as the Non-Executive Chairman of BT India Pvt. Ltd. ("BT India"), a subsidiary of British Telecommunications plc from December 2004 to July 2012. From 1995 until becoming Non-Executive chairman in 2004, Mr Seth held a variety of positions with BT India including serving as its initial managing director. British Telecommunications plc is a wholly-owned subsidiary of BT Group plc, which is listed on the New York and London Stock Exchanges, and is a multinational telecommunications company. Mr. Seth has been an independent director of Jubilant Foodworks Limited since October 5, 2009. Jubilant Foodworks Limited is a food service company that operates a chain of Domino's Pizza stores in India, has securities publicly traded on the Bombay Stock Exchange and the National Stock Exchange of India and whose principal stockholders are Messrs. Shyam S. Bhartia and Hari Bhartia (and members of their immediate families and entities controlled by them) who are also Jubilant's principal stockholders. Mr. Seth also serves on the board of directors of the following companies: Balmer Lawrie & Co., Ltd. (a Government of India Enterprise which, among other things, manufactures industrial packaging, greases, lubricants and leather chemicals); Desi Crew Solutions Pvt. Ltd., (an Indian entity which sets up information technology enabled service centers in rural areas in India and employs and trains local people to meet the back office demands of clients); and Centum Learning Ltd. (an Indian entity which provides learning and skill-building solutions aimed at impacting business productivity, through its learning and development specialists located in India). Mr. Seth is a citizen of India.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during its 2013 fiscal year.

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

Our executive compensation program consists of an annual salary and bonus compensation, which is paid pursuant to bonus plans. The salary and bonuses serve to link executive pay to corporate performance. We currently have no equity based compensation program. In our fiscal year ending March 31, 2013 we maintained a bonus plan (the “Fiscal 2013 Bonus Plan”) covering our senior executive officers, except our Chief Executive Officer (“CEO”). Our CEO is covered under a personal bonus plan described below under “Employment Agreements and Arrangements-Mr. Delaney.”

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

Our Fiscal 2013 Bonus Plan provided our executive officers and management level employees, other than our CEO, with the opportunity to obtain, in addition to their base salary, an annual cash bonus that is dependent upon the Company achieving stated goals for the year ending March 31, 2013 (the “2013 fiscal year”). The Fiscal 2013 Bonus Plan provided that each of our eligible employees has a target bonus delineated as a percentage of actual salary earned during the fiscal year.

The target bonus is based on a number of performance criteria and each is assigned a weighting.  Each achievement level of a criterion is associated with a payout percentage as set forth in the following table:

Achievement Level	80.00% - 94.99%	95.00% to 99.99%	100.00% to 104.99%	105.00% to 109.99%	110.00% and over

Payout Percentage	25%	50%	100%	125%	150%

The maximum payout percentage is 150%.  As a result, the maximum payment to a participant under the Fiscal 2013 Bonus Plan is determined by multiplying the employee’s target bonus percentage of base salary by 150%.

Depending on the achievement level of a criterion, (i) the criterion’s weighting from the table below is multiplied by the payout percentage associated with the achievement level for the criterion, and (ii) the result is further multiplied by the bonus salary percentage (30% in the case of each of Mr. Mandan and Mr. Barney), and then (iii) that result is further multiplied by such employee’s salary to determine the dollar contribution to bonus of the criterion. The sum total of the dollar contributions of all the criteria gives the bonus amount.

The weightings of the criteria for the Fiscal 2013 Bonus Plan are set forth below:

	Weightings for Messrs. Mandan and Barney (Weighting for other employees may differ)	Targets (‘000)	Actual (‘000)	Achievement Level	Payout Percentage on Achievement Level
Revenue	20%	103,881	114,901	111%	150%
EBITDA (adjusted for plan)	50%	50,359	67,467	134%	150%
Individual Performance	30%	(1)	(1)	(1)	Being Determined

(1) Individual performance factor grades for eligible employees are expected to be distributed in a normal distribution and have not been assessed.

No payment will be made under the plan if EBITDA is less than 80% of the targeted EBITDA. EBITDA is calculated after factoring bonus payouts and after research and development expense and certain accounting adjustments. The individual performance factors for Messrs Barney and Mandan will be based on the individual’s annual performance review and goals that have been communicated, orally or in writing from time to time, to the respective individual.

Our Board of Directors generally establishes the criteria for the bonus plan in the first quarter of our fiscal year through consultations with our CEO, Chief Financial Officer and Chief Operating Officer. Criteria for the Fiscal 2014 Bonus Plan has not been established.

Termination/Severance Benefits

Only our CEO is entitled to severance benefits pursuant to the terms of his employment agreement. The other executive officers named in the Summary Compensation Table have no contractual severance benefits if terminated by us.

Tax Reimbursements

Our executives are not eligible for tax reimbursements.

Perquisites and Other Benefits

Our employees participate in a common 401(k) plan with U.S. subsidiaries of Jubilant. Regular, full-time and part-time employees are eligible to participate in the 401(k) plan after completion of one month of continuous service. We make matching contributions of 50% of the employee’s contribution, up to a maximum of 3% of eligible compensation, with 100% of our contributions vesting after a period of three years. We also provide group life medical and dental benefits to our named executive officers and employees. Our CEO receives an auto allowance and a miscellaneous expense account, which he may use for any purpose. See “Employment Agreements and Arrangements - Scott Delaney.”

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

Summary Compensation Table and Discussion of Employment and Incentive Arrangements

The following table sets forth a summary of the compensation earned by our CEO, Chief Financial Officer and Chief Operating Officer (collectively, the "named executive officers") for services rendered in all capacities to us during the last three fiscal years ended on March 31, 2013, 2012 and 2011. As the amount of the performance bonuses for Messrs. Barney and Mandan cannot be stated with reasonable certainty they will be updated through the filing of a Form 8-K when available.

Summary Compensation Table

Name and Principal Position	Year Ending March 31,	Base Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Other ($)(2)	Total ($)
Scott Delaney, CEO (1)	2013	$313,500	175,000	(1)	42,637	(3)
	2012	297,293	12,500	217,500	33,255	560,548
	2011	287,538	14,490	147,798	31,683	481,509
Ward Barney, Chief Operating Officer	2013	216,025	-	(1)	18,469	(3)
	2012	209,226	6,274	105,084	17,931	338,515
	2011	199,390	25,000	38,881	15,988	279,259
Kamal Mandan, Chief Financial Officer	2013	198,961	-	(1)	11,911	(3)
	2012	184,649	3,682	61,667	13,521	263,519
	2011	155,276	-	20,186	6,497	181,959

 (1) The performance bonuses for Messrs. Delaney, Barney and Mandan cannot be ascertained and will be filed in a Form 8-K.

(2) Includes (i) $13,200, $12,000 and $2,882 in automobile allowance, (ii) $14,000, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise), and (iii) $4,483, $3,988 and $3,615 in 401(k) matching contributions, for Messrs. Delaney, Barney and Mandan, respectively for 2011. Includes (i) $13,200, $11,885 (including carry over of $2,149 from 2011, and $8,149 in automobile allowance, (ii) $14,000, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise), and (iii) $6,055, $6,046 and $5,372 in 401(k) matching contributions for 2012, for Messrs. Delaney, Barney and Mandan, respectively. Includes (i) $17,787, $11,993 and $6,679 in automobile allowance, (ii) $18,500, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise) and (iii) $6,350, $6,476, and $5,232 in 401k matching contributions for 2013, for Messrs. Delaney, Barney and Mandan, respectively.

(3) Totals cannot be computed until performance bonus is finalized. See Footnote (1).

Other Compensatory Arrangements

Our executive officers are eligible to participate in medical, dental, life and disability insurance plans provided to all of our employees.

Employment Agreements and Arrangements

Scott Delaney

Scott Delaney has been employed since April 27, 2009 pursuant to an Employment Agreement dated as of April 2, 2009, as amended by amendment (the “Amendment”) effective as of May 1, 2012 (the “Employment Agreement”). The Employment Agreement provides that Mr. Delaney will serve as our CEO for a term currently scheduled to expire June 30, 2015. Mr. Delaney received a signing bonus of $50,000 for signing the pre-amended Employment Agreement, which was paid in two installments in the 2009 and an additional $25,000 in 2012 for signing the Amendment (which must be refunded if Mr. Delaney leaves his employment before May 31, 2013). He received a first retention bonus (“First Retention Bonus”) of $150,000 in April 2012 under the Employment Agreement for remaining employed through April 1, 2012. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from us or Mr. Delaney at least ninety (90) days but no more than one hundred and twenty (120) days prior to the expiration of the initial term or any subsequent renewal period. Mr. Delaney’s base salary (“Base Salary”) under the Employment Agreement is $315,000 increased as of May 1, 2012 from $300,000 (in effect since July 1, 2011), which in turn was increased from $289,000 (in effect earlier in the 2012 fiscal year). Mr. Delaney’s salary is reviewable by the Board on an annual basis and is subject to adjustment based on Mr. Delaney’s performance. The next review is scheduled for July, 2013. Pursuant to the Employment Agreement, Mr. Delaney is entitled to an annual performance bonus (“Performance Bonus”) based on our achievement of financial targets. The Performance Bonus was deemed earned on the last day of the fiscal year.

For our 2012 fiscal year, the financial objectives for Mr. Delaney were revenue (10% weighting), EBITDA (54% weighting) and return on capital employed (“ROCE”) (16%) weighting. The non-financial objectives account for a 20% weighting. These include external sales from new products (5%) and implementing various computer systems, managing internal reporting and meeting industry standard quality systems (aligning with Management Information Systems (“MIS”) and Six Sigma) (5%) and employee related matters, such as progress in employee engagement (under the criteria of the Gallup Organization for assessing employee engagement) (10%).

The Employment Agreement sets performance criteria and provides for setting performance targets before March 31, 2012 for the eleven months commencing May 1, 2012 to March 31, 2013 and in the following fiscal years revising criteria (with the consent of Mr. Delaney) and targets on or about July 1. For the month of April 2012 the performance criteria are the same as those for the 2012 fiscal year, with the targets based on those established for the 2013 fiscal year. The performance criteria and their respective weightings for the remainder of the 2013 fiscal year were: revenue (15%); operating EBITDA (55%); return on common equity (10%); Market Share Leadership (i.e., percentage of products in top 2) (10%) and Personal Performance and Strategic Direction (10%). Within some criteria there are also internally weighted sub-criteria. The performance criteria for fiscal year 2014 are expected to be similar to the criteria for 11 months of the 2013 fiscal year but have not been finalized.

For any fiscal year, if we do not meet at least 90% of the stated objectives, Mr. Delaney is not entitled to a bonus. If we meet at least 90% of our stated objectives Mr. Delaney is entitled to a bonus of 40% of his then Base Salary plus 1% of his Base Salary for each percent of stated objectives met in excess of 90% (i.e.. if we meet 110% of our objectives, Mr. Delaney is entitled to a bonus of 60% of his Base Salary) up to a maximum bonus of 75% of Base Salary for the 2013 Fiscal Year and subsequent Fiscal Years .

For our 2012 fiscal year Mr. Delaney earned the maximum bonus of $217,500 as we met in excess of 125% of our objectives as set forth below.

Category	Weighting (a)	Target (b)	Actual (c)	Actual as Percentage of Target (d)	Weighted Percentage of Stated Objectives Column (a) x (d)
Revenue	10%	$60.6 million	$91.1 million	151%	15.1%
EBITDA	54%	$10.8 million	$51.6 million	479%	258.6%
ROCE	16%	32%	132%	406%	65%
Nonfinancial Objectives	20%	100%	77%	77%	15.41%
Total	100%	-	-	-	354.1%

For our 2013 fiscal year, Mr. Delaney’s maximum performance bonus is 75% of Base Salary or $236,250. As set forth below even without taking into account nonfinancial objectives, he has exceeded 100% the overall objectives and will earn a performance bonus of at least 52.49% of base salary. Attainment of nonfinancial objectives would cause this percentage to go higher.

Category	Weighting (a)	Target (b)	Actual (c)	Actual as Percentage of Target (d)	Weighted Percentage of Stated Objectives (e) = (a) x (d)
Revenue	14.6%	$103.88 million	$114.90 million	111%	16.15%
EBITDA	54.9%	$50.36 million	$67.47 million	134%	73.55%
ROCE	10.5%	110%	134%	122%	12.79%
Total of Financial Objectives	-	-	-	-	102.49%
Nonfinancial Objectives	20%	100%	Being Determined	Being Determined	Being Determined
Total	100%	-	-	-	Being Determined

The performance criteria and weightings for the 2014 fiscal year have not yet been determined but are likely to be similar to those for the last 11 months of the 2013 fiscal year.

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

Messrs. Barney and Mandan

Mr. Barney and Mr. Mandan are not parties to employment agreements. They were hired pursuant to offer letters, each of which provided some relocation assistance. Messrs. Barney and Mandan are employed at annual salaries of $217,739 effective July 1, 2012 (increased from $210,885) and $200,657 effective July 1, 2012 (increased from $193,872), respectively. Messrs. Barney and Mandan are eligible for annual performance bonuses based on (but not limited to) 30% and 20% of their actual salaries for which the bonuses are awarded, respectively. For our 2013 Fiscal Year the maximum bonuses payable under the Fiscal 2013 Bonus Plan to Messrs. Barney and Mandan are approximately $97,211 and $89,502, respectively.

Grants of Plan Based Awards in Fiscal Year 2013

The following table presents the payouts made or estimated payouts to be made to our named executive officers in our 2014 fiscal year for achievement of targets under our Fiscal 2013 Bonus Plan, in the case of Messrs. Barney and Mandan, and under our Employment Agreement with Mr. Delaney.

Grants of Plan-Based Awards

Name	Estimated future payouts under non-equity incentive plan awards
	Threshold(1)	Target(2)	Maximum(3)
Scott Delaney	$126,000	$157,500	$236,250
Ward Barney	$16,202	$64,808	$97,211
Kamal Mandan	$14,917	$59,668	$89,502

(1) Assumes realization of minimum objectives qualifying for payment. Computed in the case of Mr. Delaney as 40% of base salary, in the case of Mr. Barney as 25% multiplied by 30% of actual salary earned for the fiscal year and in the case of Mr. Mandan as 25% multiplied by 30% of actual salary earned for the fiscal year.

(2) Assumes realization of 100% of objectives. Computed in the case of Mr. Delaney as 50% of base salary, in the case of Mr. Barney as 30% of base salary and in the case of Mr. Mandan as 30% of base salary.

(3) Assumes realization of maximum objectives. Computed in the case of Mr. Delaney as 75% of base salary, in the case of Mr. Barney as 150% multiplied by 30% of actual salary earned for the fiscal year and in the case of Mr. Mandan as 150% multiplied by 30% of actual salary earned for the fiscal year.

Potential Payments upon Termination or Change in Control

Mr. Delaney

Based upon a hypothetical triggering date of March 31, 2013, the quantifiable benefits for Mr. Delaney upon a termination/change of control would have been as set forth in the table below:

Triggering Event	Performance Bonus		Severance (Salary Component)		Severance (Retention Bonus Component)	Medical and Dental, Benefits (4)	Life Insurance		Total
Termination by Company without Cause or by Employee for Good Reason	$236,250	(1)	$157,500	(3)	$150,000	$7,000	—		$550,750
Termination for Death/Disability/for Cause	$236,250	(2)	—		—	—	$315,000	(5)	$551,250

(1) Assumes achievement of 125% of targets. Had Mr. Delaney’s employment been terminated by us prior to the last day of the fiscal year, his performance bonus would have been determined based on an average of prior performance bonuses and prorated to the date of termination. See “Employment Arrangements and Agreements-Scott Delaney.”

(2) Had Mr. Delaney died or been terminated for disability or for cause prior to the last day of the fiscal year, he would not be entitled to the performance bonus

(3) Represents six months of salary at the rate in effect on March 31, 2013.

(4) Represents the value of medical and dental benefits for the six months following termination. This amount is estimated.

(5) $315,000 of Life Insurance payout only applicable in event of death.

Messrs. Barney and Mandan

Messrs. Barney and Mandan are not entitled to any payments upon termination or change of control. However, we anticipate paying severance that may be negotiated at the time of their departure and we may make retention payments upon a change of control. If terminated on March 31, 2013, they would be entitled to Performance Bonuses of approximately $97,211 and $89,532, respectively, assuming they would have been entitled to the maximum bonuses payable under our Fiscal 2013 Bonus Plan. Messrs. Barney and Mandan’s estates would be entitled to a life insurance benefit of $217,739 and $200,657, respectively on their death, as a result of the group life insurance we maintain.

Director Compensation

Effective May 27, 2011, our Director compensation program, for each Director who is not our employee or an employee of Jubilant or its affiliates, provides for a $5,833 annual retainer for calendar year 2011 and a $10,000 annual retainer for each calendar year thereafter, a $500 fee for each Board meeting attended, and a $250 fee for each Audit Committee meeting attended. The annual retainer fees are payable in December of each calendar year and are prorated based on the number of days the director served in a calendar year. Directors who are also our employees or employees of Jubilant or its affiliates receive no additional or special remuneration for their services as Directors. We also reimburse Directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings. Messrs. Neeraj Agrawal, Arun Seth, Scott Delaney and Frank Becker served as our Directors during the entire 2013 fiscal year. Mr. R. Sankaraiah served as a director until May 4, 2012 when he resigned and was replaced by Mr. Mandan who continues to serve as a director. Messrs. Sankaraiah and Neeraj Agrawal are executives of Jubilant Life Sciences Ltd. and its affiliated companies (the “Group”) and receive compensation from those entities. As part of their service to the Group they served as directors to the Company. As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arun Seth	13,500	-	-	-	$13,500
Frank C. Becker	13,500	-	-	-	$13,500

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee and the entire Board fills that role. Each of Messrs. Delaney, Barney and Mandan participated in discussions regarding compensation during the fiscal year ended March 31, 2013. There were no Compensation Committee interlocks during the fiscal year ended March 31, 2013.

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

/s/ Scott B. Delaney, Kamal Mandan, Neeraj Agrawal, Arun Seth and Frank Becker

June 20, 2013

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of June 20, 2013, by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Percentage of beneficial ownership is based on 117,797,180 shares of Common Stock outstanding as of June 1, 2013. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the stockholder.

Name	Amount Owned	Percentage of Class
5% Stockholders:
Generic Pharmaceuticals Holdings, Inc. (1)	97,043,574	82.38%
Jubilant Life Sciences Ltd. (2)	97,043,574	82.38
Executive Officers and Directors:
Frank C. Becker	—	*
Arun Seth	—	*
Neeraj Agrawal (3)	—	*
Scott Delaney	—	*
Ward Barney	—	*
Kamal Mandan (4)	—	*
All executive officers and directors as a group (6 persons)	—	*

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Generic Pharmaceuticals Holdings Inc. (“GPHI”) is a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“JLSHI”), which in turn is owned by Jubilant Life Sciences Ltd (“Jubilant”) and its wholly-owned subsidiary Jubilant Pharma Pte. Ltd. (“JPPL”). Voting, investment and dispositive decisions are exercised by the Board of Directors of GPHI, which currently consists of three members: R Sankaraiah, John Reilly, and Kamal Mandan, our Chief Financial Officer and one of our Directors. The address for GPHI is c/o Jubilant Clinsys Inc., One Crossroads Drive, Bedminster, New Jersey 07921.

(2)	GPHI, the record holder of an aggregate of 97,043,574 shares of Common Stock, is a wholly-owned subsidiary of JLSHI, which in turn is owned by Jubilant and its wholly-owned subsidiary JPPL. Accordingly, each of JLSHI, JPPL and Jubilant may be deemed to beneficially own all such shares. The Board of Directors of Jubilant has the power directly or indirectly to elect the directors of JPPL and JLSHI. The Board of Directors of Jubilant consists of eight individuals, including: Shyam S. Bhartia (who is also a director of JPPL) and Hari S. Bhartia. Neeraj Agrawal, who is a member of our Board of Directors, is Chief Executive Officer – Generics of Jubilant. Jubilant’s equity shares trade on the BSE Limited and the National Stock Exchange of India Limited. As of June 20, 2013, a group of stockholders of Jubilant, including Messrs. Shyam S. Bhartia and Hari S. Bhartia, together with members of their immediate families and entities controlled by them, in the aggregate, beneficially owned 78,115,056 equity shares equal to approximately 49.04% of Jubilant’s outstanding equity shares. The address for Jubilant is Jubilant Life Sciences Ltd. is 1-A, Sector 16-A, Institutional Area, Noida – 201, 301, UP, India. The address for JLSHI is c/o Jubilant Clinsys Inc., One Crossroads Drive, Bedminster, New Jersey 07921. The address for JPPL is 80 Raffles Place, VOB Plaza 1, #26-01, Singapore 048624.

(3)	Neeraj Agrawal is an executive officer of Jubilant.

(4)	Kamal Mandan is a Director of GPHI.

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance as of March 31, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock Option plans approved by security holders	—	—	—
Stock Option plans not approved by security holders (1)	749,547	$1.54	—
Total	749,547	$1.54	—

See footnote 19 to the financial statements, included with this Report on Form 10-K for a further description of the above-referenced options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements which are described under “Item 11 Executive Compensation,” and the transactions described below, since April 1, 2012, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we are or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest. All of the transactions described below were between us and Jubilant Life Sciences Ltd. (“Jubilant”) or one or more of Jubilant’s affiliates.

Tax Sharing Agreement

On November 7, 2011, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly owned subsidiary, of over 82% of our outstanding common stock.  The Tax Sharing Agreement has an effective date of October 1, 2011.  The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated federal, state and foreign tax returns.  The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their incomes (losses and other credits) contribute to (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns.  We may recognize a benefit in the calculation of our provision for income taxes to the extent that foreign tax credits, capital losses and other tax attributes generated by us can be utilized both on a separate-company basis and in the consolidated or combined tax returns of Jubilant Holdings. As of March 31, 2013, the Company was entitled to a refund from Jubilant Holding in the amount of $0.15 million with respect to federal taxes and had a payment obligation to Jubilant Holdings for state taxes in the amount of $0.20 million under the Tax Sharing Agreement. We make tax sharing payments to Jubilant Holdings equal to the taxes that we would pay (or receive) if we filed a return on a stand-alone basis. During the year ended March 31, 2013, the Company paid $21.45 million to Jubilant Holdings under the Tax Sharing Agreement.

Supply Arrangements

The 2005 Supply Agreement

Jubilant Pharma Pte Ltd. (“JPPL”), a wholly-owned subsidiary of Jubilant, acquired 75% of our outstanding Common Stock, pursuant to a Stock Purchase Agreement, dated May 23, 2005 (the “Stock Purchase Agreement”). Simultaneous with the closing of the Stock Purchase Agreement, Jubilant and Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), our operating subsidiary, executed a Supply Agreement dated June 30, 2005 (the “2005 Supply Agreement”). The 2005 Supply Agreement provides, among other things, that Jubilant will provide to Cadista Pharmaceuticals 10 pre-ANDA products, of which five would be provided without cost and five would be provided at a cost of $250,000 per product. The 2005 Supply Agreement also provides that Jubilant and Cadista Pharmaceuticals will mutually agree upon the pre-ANDA products to be selected by Cadista Pharmaceuticals, the dates on which such pre-ANDA product would be transferred, and the payment dates for such products. The 10 pre-ANDA Products selected were acquired over a three year period, between July 1, 2005 to June 30, 2008. Of the 10 pre-ANDA products acquired by us pursuant to the 2005 Supply Agreement, as of March 31, 2013; (i) Lamotrigine, Oxcarazepine and Alendronate are currently being marketed by us; (ii) Risperidone, Cetirizine, Losartan Potassium Tablets and Losartan Potassium Hydrochlorothiazide Tablets have received FDA approval, but were not currently being marketed; (iii) ANDAs with respect to another two products have been filed with the FDA but have not yet received FDA approval; and (iv) one product that is at an earlier stage of development and with respect to which an ANDA is expected to be filed with the FDA for review. We accrue the cost of the 10 pre-ANDA products selected by us, at a rate of $0.125 million per pre-ANDA product, as and when such pre-ANDA products achieve FDA approval (at which time payment is payable to Jubilant). We accrued $0.875 million for the cost of seven pre-ANDA products that received FDA approval through our fiscal year ended March 31, 2013, $0.25 million was accrued during our fiscal year ended March 31, 2013 for the ANDAs for Losaratan Potassium tablets and Losartan Potassium Hydrochlorothiazide tablets that were approved during such year.

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

The 2005 Supply Agreement also provides that Cadista Pharmaceuticals would purchase from Jubilant certain API for use in the United States. We purchase from Jubilant or its affiliates the following API pursuant to the 2005 Supply Agreement: Cetirizine; Risperidone; Lamotrigine; Oxcarbazepine; and Losartan. Pursuant to the 2005 Supply Agreement, Cadista Pharmaceuticals must purchase all of its requirements for the agreed upon API exclusively from Jubilant for the term of the 2005 Supply Agreement. Jubilant, is not precluded from manufacturing or supplying any such API or any of its other products to any other person. Jubilant is permitted to fulfill its obligations under the 2005 Supply Agreement by contract manufacturing arrangements with its affiliates or third parties. The price for each API must be the lowest price that Jubilant is supplying the same API to any non-affiliated customer in the United States, provided that if the API is not being sold to a non–affiliated customer in the United States then the price for the API will be mutually agreed to. The term of the 2005 Supply Agreement is determined on an API by API basis and commences on the date that the FDA approves a product containing the API and terminates five years thereafter, provided that the term for each API may be extended for an additional five year period by agreement of the parties. In accordance with these provisions, the current initial five year term with respect to each API provided by Jubilant under the 2005 Supply Agreement is as follows:

API	Expiration of Initial Five Year Term
Cetrizine	June 2015
Risperidone	March 2014
Lamotrigine	January 2014
Oxcarbazepine	January 2015
Losartan	September 2017
Losartan + HCTZ	September 2017

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

Purchases of API by Cadista Pharmaceuticals from Jubilant and its affiliates pursuant to the 2005 Supply Agreement and separately pursuant to purchase orders, aggregated $6.78 million for Cadista’s fiscal year ended March 31, 2013.

2011 Master Supply Agreement

On May 27, 2011, we entered into a Master Supply Agreement (the “Original 2011 Master Supply Agreement”) with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product Lamotrigine Chewable tablets (which we will be manufacturing and packaging for Jubilant pursuant to the Toll Manufacturing Agreement discussed below (See “Development and Related Services – Toll Manufacturing Agreement”)), Donepezil Hydrochloride Tablets (in 5mg and 10mg dosages), which is the generic equivalent of Aricept®, Risperidone ODT (in 0.5 mg, 1mg, 2mg, 3 mg and 4mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and Pantoprazole DR tablets (in 20 mg and 40 mg dosages), which is a generic equivalent to Protonix®. All four products (Lamotrigine chewable tablets , Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”) and Pantoprazole DR tablets) have been approved by the FDA. The Original 2011 Master Supply Agreement contemplated that additional products developed by Jubilant might be added to it from time to time by mutual agreement of the parties. In December 2012, we entered into an amendment to the 2011 Master Supply Agreement (the Original 2011 Master Supply Agreement, as amended, the “2011 Master Supply Agreement”) to add twenty two (22) additional products (collectively, the “New Products”). ANDAs for all of the New Products have been filed with the FDA. ANDAs for the following three New Products have received FDA approval: Escitalopram tablets, which is the generic equivalent to Lexapro (in 5, 10 and 20 mg dosages); Olanzapine ODT, which is the generic equivalent of Zyprexa®/Zydis® (in 5, 10, 15 and 20 mg dosages); and Valacyclovir, which is the generic equivalent of Valtrex® (in 500 and 1000 mg dosages).

Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and owns any ANDAs that are approved. We expect that additional products that have been, or may be, developed by Jubilant will be added to the 2011 Master Supply Agreement, from time to time upon mutual agreement, for marketing by us in the United States; however, there can be no assurance that this will be the case.

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

The 2011 Master Supply Agreement has an initial term, on a product by product basis, of five years after the date of the first commercial sale of such product in the United States, and thereafter automatically renews on a year to year basis with respect to such product unless either party notifies the other that it is electing not to renew. We currently market the following five products pursuant to the 2011 Master Supply Agreement, which have the respective initial five year terms set forth below.

Name of Generic Product	Date Initial Five Year Term Expires
Donepezil Hydrochloride Tablets	July 2016
Risperidone ODT	May 2017
Pantoprazole DR	July 2017
Valacyclovir	October 2017
Olanzapine ODT	March 2018

For our fiscal year ended March 31, 2013 we retained $0.41 million in the aggregate from net sales of the products that we market pursuant to the 2011 Master Supply Agreement, constituting our 10% share of such net sales, and paid Jubilant $8.43 million for the supply of such products during such year including adjustments in the amount of $0.58 million for the fiscal year ended March 31, 2013. There is no assurance that the 2011 Master Supply Agreement will be extended with respect to any product after the expiration of the applicable initial five year term. The failure to renew the 2011 Master Supply Agreement could have an adverse effect on our results of operations and financial condition. The agreement may be terminated earlier by a party if there is a material breach of the agreement by the other party or if the other party, among other things, ceases to conduct business.

2012 Master Supply Agreement

On December 27, 2012, we entered into a new Master Supply Agreement with Jubilant (the “2012 Master Supply Agreement”), pursuant to which Jubilant will market in certain agreed upon countries outside of the United States certain agreed upon pharmaceutical products manufactured and supplied by us.

Pursuant to the 2012 Master Supply Agreement Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. We expect that additional products that have been, or may be, developed by us will be added to the 2012 Master Supply Agreement, from time to time upon mutual agreement, for marketing by Jubilant in those countries outside of the United States that are mutually agreed upon; however, there can be no assurance that this will be the case.

We are responsible for obtaining the licenses or marketing approvals (collectively, “Regulatory Approvals”) necessary as a prerequisite for marketing products under the 2012 Master Supply Agreement in those countries in which Jubilant has been granted marketing rights and will own any resultant Foreign Regulatory Approvals. Jubilant is obligated to cooperate with us with respect to the preparation of the applications for Foreign Regulatory Approvals and to provide such assistance (including guidance as to the regulatory requirements in each applicable country in which Jubilant has been granted marketing rights), as we reasonably request. Jubilant is also responsible for the filing of such applications with the applicable regulatory agencies and for the prosecution, as our regulatory agent, of such applications and maintaining any resultant Foreign Regulatory Approvals in accordance with our instructions

Jubilant is prohibited from marketing or selling in the countries in which it is granted marketing rights any product that competes with a product covered under the 2012 Master Supply Agreement in such countries. Subject to certain exceptions, Jubilant is required to purchase from us all of its requirements for products that are to be marketed by Jubilant pursuant to the 2012 Master Supply Agreement and we are required to use commercially reasonable efforts to supply Jubilant with finished dosage packaged products satisfying these requirements (either by manufacturing the products ourselves or arranging for an approved manufacturer to do so). We are prohibited from supplying a product covered by the 2012 Master Supply Agreement to third parties for use or sale in the countries in which Jubilant is granted marketing rights with respect to such product without Jubilant’s prior written consent.

Pursuant to the terms of the 2012 Master Supply Agreement, we will supply Jubilant with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of Jubilant’s estimated sales price for such product. Jubilant is entitled to retain 10% of the net sales of the products covered under the 2012 Master Supply Agreement. We will invoice for all such products supplied by us to Jubilant, and to the extent Jubilant’s sales price is less than or greater than the amount it estimated for purposes of determining the invoiced price of the product, there will be an adjustment made on a quarterly basis; we will issue a credit to Jubilant for any overpayment resulting there from, and the amount of any underpayment will be remitted by Jubilant to us.

 Jubilant is obligated to indemnify us for third-party losses arising from, among other things, its distribution of the products covered under the agreement (except to the extent we are required to indemnify Jubilant) and any product recalls caused by Jubilant’s negligence. We are obligated to indemnify Jubilant and its affiliates for any third party losses arising from, among other things: our manufacture and supply of any product covered under the agreement that does not meet the product specifications or warranties at the time of delivery and during the product’s shelf life; the infringement or misappropriation of any patent or trade secret of any third party relating to any such product; or any recall caused by our negligence. Jubilant’s liability to us for indemnification or breach of the agreement is limited to $250,000 in the aggregate for each country with respect to each product for which marketing rights are granted.

 The 2012 Master Supply Agreement has an initial term, determined on a product-by-product and country-by-country basis, with respect to each product and country, of five years after the date of the first commercial sale of such product in a country with respect to which marketing rights are granted for such product, and thereafter automatically renews on a year to year basis with respect to such product and country unless either party notifies the other that it is electing not to renew. There is no assurance that the 2012 Master Supply Agreement will be extended with respect to any product or country after the expiration of the applicable initial five year term. The failure to renew the 2012 Master Supply Agreement could have an adverse effect on our results of operations and financial condition. The agreement may be terminated earlier by a party if there is a material breach of the agreement by the other party or if the other party, among other things, ceases to conduct business.

To date, we have not received any Foreign Regulatory Approvals in the countries covered by the 2012 Master Supply Agreement; accordingly, Jubilant has not marketed, and we have not supplied, any products pursuant to the 2012 Master Supply Agreement. For our fiscal year ended March 31, 2013, we did not expend any amount with respect to pursuing such Foreign Regulatory Approvals.

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

Through March 31, 2013, we had provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product Jubilant was considering developing, but which it has since abandoned. Services under the Master Product Development Cooperation Agreement with respect to these product candidates were completed in our 2009 fiscal year. Cadista Pharmaceuticals is being qualified as a manufacturing site for each of the two Jubilant product candidates that Jubilant did not abandon. No amounts were invoiced by Cadista Pharmaceuticals to Jubilant during our 2013 fiscal year. In the first quarter of our 2014 fiscal year, we entered into a new Project Task Order with Jubilant pursuant to which we will perform services under the Master Product Development Cooperation Agreement with respect to a product candidate for which we expect to receive fees and expenses of approximately $0.20 million. To date we have not commenced performing services under such Project Task Order and no amounts have been invoiced.

Toll Manufacturing Agreement

On May 27, 2011, we entered into a Toll Manufacturing Conversion Agreement (the "Toll Manufacturing Agreement") with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis. Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant. However, we are responsible for all materials lost or wasted in processing or in defective batches, if due to our negligence or failure of the product to meet specifications (other than as a result of the failure of the materials Jubilant is responsible for providing). We are compensated on a fixed unit price of the Toll Manufactured Product supplied to Jubilant under the Toll Manufacturing Agreement. The price was originally fixed for the remainder of the 2011 calendar year. Thereafter, it was to be reviewed no later than 30 days before the end of a calendar year and adjusted by the parties before the commencement of the next calendar year. In addition, if Cadista’s manufacturing costs increase, then it may request an increase in price at any time after the first anniversary of the effective date of the Agreement. In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Agreement on 18 months notice to the other party or the current price will stay in effect for such 18 month period. To date, we have not received any revenues under the Toll Manufacturing Agreement. The parties agreed at the end of each of the 2012 and 2013 calendar years not to adjust the price for the Toll Manufactured Product for the following year. There is no assurance that the parties will be able to reach agreement on any such price adjustment for any of the following years and accordingly, there can be no assurance that the Agreement will not be terminated as early as 18 months after the commencement of the 2014 calendar year. The initial term of the Toll Manufacturing Agreement is five years and may be extended for such period of time as the parties may mutually agree. There is no assurance that the term of the Toll Manufacturing Agreement will be extended after the end of the five year initial term. We will be responsible for all product liability claims and recall expenses arising with respect to the Toll Manufactured Product, to the extent such claims arise from our acts or omissions. Our obligation to indemnify Jubilant is capped at $500,000. We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products. However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added.

Assignment of Supply Agreement for Veterinary Drug Product

On December 21, 2012 (the “Effective Date”), our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) with Jubilant DraxImage Inc. (“Jubilant DraxImage”), Deprenyl, Inc. USA. (“Deprenyl USA”), and Jubilant Hollisterstier General Partnership (“Jubilant Hollisterstier”). Pursuant to the Assignment and Assumption Agreement, Jubilant DraxImage assigned and we assumed the rights and obligations to supply a specified veterinary product (the “Veterinary Product”) pursuant to a supply agreement (the “Veterinary Supply Agreement”) with a large pharmaceutical company. Jubilant DraxImage, Deprenyl USA and Jubilant Hollisterstier, are all indirect wholly-owned subsidiaries of Jubilant Life Sciences Ltd. (“JLS”). JLS indirectly wholly-owns Generic Pharmaceuticals Holdings Inc., the holder of 82.4% of our outstanding shares of common stock.

Pursuant to the Assignment and Assumption Agreement, Cadista Pharmaceuticals did not assume any obligations for events occurring prior to the Effective Date. Jubilant DraxImage and Jubilant Hollisterstier, which until the Effective Date had been a manufacturer of the Veterinary Product pursuant to a sub-contract with Jubilant DraxImage, are required to defend and indemnify Cadista Pharmaceuticals for all losses, damages and claims arising out of a claim by a third party (including the large pharmaceutical company that is the counter-party to the Veterinary Supply Agreement) to the extent the basis of such claim relates to the performance or non-performance of the obligations under the Veterinary Supply Agreement prior to the Effective Date. Cadista Pharmaceuticals is required to defend and indemnify Jubilant DraxImage and Jubilant Hollisterstier for all losses, damages and claims arising out of a claim by a third party (including the large pharmaceutical company) to the extent the basis of such claim relates to the performance or non-performance of the obligations arising under the Veterinary Supply Agreement after the Effective Date.

Jubilant DraxImage, Deprenyl USA, which licensed certain rights related to the Veterinary Product to the large pharmaceutical company that is the counter-party under the Veterinary Supply Agreement, and Jubilant Hollisterstier, agreed to provide, free of charge, to Cadista Pharmaceuticals all technical information, data and applicable Veterinary Product know-how to enable Cadista Pharmaceuticals to qualify, under applicable law, as a new manufacturer of such Veterinary Product utilizing our own manufacturing facility. Deprenyl USA agreed to reimburse Cadista Pharmaceuticals for all out-of-pocket expenses and 100% of its fully-burdened costs (including our direct and indirect labor and other costs) incurred in connection with the transfer to it of such technology and qualifying our facility to manufacture the Veterinary Product. $0.21million of such expenses were incurred during our fiscal year 2013 and reimbursed in the first quarter of the Fiscal year 2014. As of March 31, 2013, $0.07 million of such expenses have been incurred and yet to be invoiced since such date. Other than described above, no consideration was payable by the parties to the Assignment and Assumption Agreement in connection with the assignment and assumption of the rights and obligations related to the Veterinary Supply Agreement. The price to be paid by the large pharmaceutical party that is the counter-party to the Veterinary Supply Agreement, for each unit of Veterinary Product to be supplied by Cadista Pharmaceuticals thereunder is determined based upon a formula, subject to a floor equal to a specified percentage above the actual cost to manufacture the Product.

Financings

Cadista Pharmaceuticals had obtained a Revolving Credit Facility (the “SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount of $6.5 million to meet its working capital requirements. There were no short term loans under the SBNY Revolver as of March 31, 2012 or at any time during our 2013 fiscal year, and we elected not to renew the credit facility when it expired on November 18, 2012. Generic Pharmaceuticals Holdings Inc. (“Generic Holdings”), which is the current holder of 82.38 % shares of the Company, had pledged 62,560,815 shares of common stock of the Company to secure Cadista Pharmaceuticals obligations under the SBNY Revolver. All guarantees and SBNY’s security interest in all collateral securing the SBNY Revolver (including the Generic Holdings, guarantee and its pledge of shares of common stock of the Company) were fully released in April 2013, when the Company and SBNY fully resolved all outstanding balances of immaterial amounts with respect to the SBNY Revolver. In addition, State Bank of India, Corporate Accounts Group, New Delhi, India Branch (“SBI CAG”), with whom Jubilant Life Sciences Limited (“Jubilant”) has a credit facility, issued a letter of comfort (the “Original Letter of Comfort”) in favor of SBNY providing for the following: (i) that the security for Jubilant’s credit facility with SBI CAG would not be released so long as any liabilities of Cadista Pharmaceuticals to SBNY; including amounts under the SBNY Revolver, remain outstanding; and (ii) SBI CAG’s obligation to indemnify and hold SBNY harmless, and pay any claim submitted by SBNY arising from a default by Cadista Pharmaceuticals, for up to $3.5 million principal amount of loans funded by SBNY under the SBNY Revolver, together with accrued interest thereon and other fees and commissions arising under the Credit Agreement. This Letter of Comfort expired on March 31, 2013.

On November 23, 2011, through our wholly-owned subsidiary Cadista Pharmaceuticals, we entered into a Loan Agreement (the “2011 HSL Loan Agreement”) with HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”).  Jubilant Holdings is the holder (through its wholly-owned subsidiary) of approximately 82% of our common stock and is a wholly-owned subsidiary of Jubilant Life Sciences Limited.  Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the Loan Agreement. The Loan Agreement provides for a loan (the “2011 HSL Loan”) in the principal amount of $10.0 million to be extended by us to HSL Holdings.  The 2011 HSL Loan was fully funded by us on November 25, 2011. The outstanding principal balance of the 2011 HSL Loan bears interest at a rate equal to five percent (5%) per annum.  Interest is payable semi-annually on the last business day of November and May, commencing in May of 2012.  Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2011 HSL Loan and on the maturity date of the 2011 HSL Loan. The original maturity date of the 2011 HSL Loan was November 30, 2012, but pursuant to an amendment to the 2011 HSL Loan Agreement that we entered into with HSL Holdings on that date, we extended the maturity date from November 30, 2012 to November 29, 2013. Unless we agree in our sole discretion to an extension of the maturity date of the 2011 HSL Loan, at the request of HSL Holdings, the maturity date will be November 29, 2013, at which time the entire outstanding principal amount of the 2011 HSL Loan, together with all accrued and unpaid interest, is due and payable.  We have the right to demand payment of all or any portion of the principal amount of the 2011 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2011 HSL Loan upon 30 days’ prior notice to HSL Holdings.  Subject to HSL Holdings giving us at least seven days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2011 HSL Loan without premium or penalty.  Any principal amount of the 2011 HSL Loan that is repaid may not be reborrowed. In making our decision to enter into the 2011 HSL Loan Agreement and to extend the 2011 HSL Loan, we considered our anticipated operational cash requirements as well as the interest rate on this investment relative to other available short-term investments.  We received the consent of the State Bank of India, New York Branch, the administrative agent and lender under our revolving credit facility that was in effect at the time we entered into the 2011 HSL Loan Agreement and funded the 2011 HSL Loan in 2011 to our extending the Loan to HSL Holdings.

On January 30, 2013, through our wholly-owned subsidiary, Cadista Pharmaceuticals, we entered into another Loan Agreement (the “2013 HSL Loan Agreement”) with HSL Holdings. The 2013 HSL Loan Agreement provides for a loan (the “2013 HSL Loan”) in the principal amount of $20.0 million to be extended by us to HSL Holdings. The 2013 HSL Loan was fully funded by us on the same date as the 2013 HSL Loan Agreement, January 30, 2013. Similar to the 2011 HSL Loan Agreement, Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the 2013 HSL Loan Agreement. The outstanding principal balance of the 2013 HSL Loan bears interest at a rate equal to four percent (4%) per annum. Interest is payable semi-annually on the last business day of July and January, commencing in July 2013. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2013 HSL Loan and on the maturity date of the 2013 HSL Loan. Unless we agree in our sole discretion to an extension of the maturity date of the 2013 HSL Loan, at the request of HSL Holdings, the maturity date will be January 31, 2015, at which time the entire outstanding principal amount of the 2013 HSL Loan, together with all accrued and unpaid interest, is due and payable. We have the right to demand payment of all or any portion of the principal amount of the 2013 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2013 HSL Loan upon 60 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving us at least 30 days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2013 HSL Loan without premium or penalty. Any principal amount of the 2013 HSL Loan that is repaid may not be reborrowed.

The 2013 HSL Loan Agreement contains cross-default provisions so that an event of default under the 2011 HSL Loan Agreement will be also be an event of default under the 2013 HSL Loan Agreement. The 2011 HSL Loan Agreement was amended in conjunction with entering into the 2013 HSL Loan Agreement to add a corresponding cross-default provision, so that an event of default under the 2013 HSL Loan Agreement will also be an event of default under the 2011 HSL Loan Agreement.

In making our decision to enter into the 2013 HSL Loan Agreement and to extend the new $20.0 million loan to HSL, similar to when we made our decision to enter into the 2011 HSL Loan Agreement and extend the 2011 HSL Loan, a committee of our independent directors considered, among other factors, our anticipated operational cash requirements as well as the interest rate on this investment relative to other available short-term investments.

  As of March 31, 2013, the principal outstanding balance of 2011 HSL Loan and the 2013 HSL Loan was $10.0 million and $20.0 million, respectively. For the year ended March 31, 2013, interest income on the 2011 HSL Loan was $0.51 million and interest income on the 2013 HSL Loan was $0.13 million. During our fiscal year ended March 31, 2013, we received interest payments aggregating $.51 million on the 2011 HSL Loan and received another interest payment of $0.25 million on the 2011 HSL Loan in May 2013. We have not received any interest payments on the 2013 HSL Loan, the first of which is due on the last day of July 2013.

Administrative and Other Related Party Transactions

From time to time Jubilant or an affiliate may acquire software licenses or pharmaceutical data subscriptions on behalf of one or more of its affiliates, including Cadista, and also may provide bio-study research and other administrative services to Cadista. Jubilant then allocates the costs of these licenses and subscriptions and the costs of the administrative services to its affiliates including Cadista. During the fiscal year ended March 31, 2013 the aggregate amount incurred for Cadista by Jubilant and its affiliates for such licenses, subscriptions, administrative services or bio-study research was $0.92 million; of which $0.47 million was for software licenses, $0.42 million was for administrative services, and $0.03 million was for pharmaceutical data subscriptions.

From time to time Cadista incurs administrative expenses, expenses with respect to software licenses and related support and pharmaceutical data subscriptions and costs and expenses related to capital equipment purchases and sample purchases for Jubilant or its affiliates. During the fiscal year ended March 31, 2013 the aggregate amount incurred by Cadista for Jubilant and its affiliates for such expenses, aggregated $0.46 million; of which $0.35 million was for administrative expenses and pharmaceutical data subscriptions and $0.11 million was for software support costs. No expenditures were incurred by Cadista on sample purchases and capital equipment purchases for Jubilant and its affiliates during the year.

Additional Information in Financial Statements

See footnote 21 to our financial statements included in this Annual Report on Form 10-K for a description of the amounts described in this Item 13. “Certain Relationships and Related Transactions and Director Independence” that are still outstanding.

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

The Company entered into the 2005 Supply Agreement simultaneous with, and as a condition to, JPPL’s investment in the Company. Accordingly, at the time of entering into such agreement JPPL and its affiliates were not related parties of the Company. The Company’s entering into the Master Product Development Cooperation Agreement, and the services related to the two product candidates described above pursuant to the two Project Task Orders issued under the Master Product Development Cooperation Agreement that were completed in our 2009 fiscal year, were authorized after JPPL acquired 75% of Cadista’s outstanding Common Stock but were approved unanimously by all of Cadista’s directors, including the directors designated by the minority stockholders.

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

The authorization and approval of the 2011 HSL Loan Agreement (including the amendment to the 2011 HSL Loan Agreement that extended the maturity date to November 29, 2013 and the amendment in conjunction with the 2013 HSL Loan Agreement with HSL Holdings), the 2013 HSL Loan Agreement, the Tax Sharing Agreement, the Toll Manufacturing Agreement, the 2011 Master Supply Agreement (including the amendment that we entered into in December 2012), the 2012 Master Supply Agreement, the Assignment and Assumption Agreement with respect to the Veterinary Supply Agreement and the Project Task Order that we entered into in the first quarter of our 2014 fiscal year under the Master Product Development Cooperation Agreement (which agreements and Project Task Order are described above in this Item 13. “Certain Relationships and Related Transactions and Director Independence”) were subject to the review, evaluation, negotiation and approval of an Independent Committee of the Board. In each of such case, the Independent Committee was comprised of Messrs. Becker and Seth and the procedures with respect to Independent Committees described above were followed. See "Director Independence" below for a description of the assessment of the independence of Messrs. Becker and Seth.

Director Independence

Our Common Stock is not listed on any national securities exchange or inter-dealer quotation system with a requirement that a majority of our Board of Directors be independent, and therefore, we are not subject to any director independent requirements. In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605, and applicable SEC regulations.  Based on this analysis, our Board has determined that Frank C. Becker and Arun Seth meet the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations.  As a result, two of our five Board members meet such standards of independence. In making the determination that Mr. Seth is independent, the Board specifically considered that he is a director of Jubilant Foodworks Limited, an entity that is not a subsidiary or parent of Jubilant Life Sciences Ltd. but which shares the same principal stockholders in that Messrs. Shyam S. Bhartia, and Hari S. Bhartia (together with members of their immediate families and entities controlled by them) are principal stockholders of each such entity. In making the determination that Mr. Becker is independent, the Board specifically took into account that Greenfield Chemical, Inc. (“Greenfield Chemical”), of which Mr. Becker is president and the principal stockholder, has from time to time purchased API from Jubilant Life Sciences USA Inc. (“Jubilant USA”), a subsidiary of Jubilant; which purchases, since April 1, 2010, through the date of the Board’s determination on June 1, 2013, have been less than $ 116,800 in the aggregate during such period. The Board determined that Mr. Seth's serving as a director of Jubilant Foodworks Limited and the small level of API purchases by Greenfield Chemical, of which Mr. Becker is president and the principal stockholder, would not interfere with the exercise of their independent judgments in carrying out their responsibilities as directors of the Company.

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

During the 2013 fiscal year, Frank C. Becker and Arun Seth served on our Audit Committee of the Board. R. Sankaraiah was member of our Audit Committee until his resignation from our Board of Directors on May 4, 2012. In assessing the independence of the members of our Audit Committee, the Board reviewed and analyzed NASDAQ Marketplace Rule 5605(c) and applicable SEC regulations, and took into account Mr. Seth's directorship with Jubilant Foodsworks Limited and the API purchases by Greenfield Chemical, of which Mr. Brecker is president and principal stockholder, from Jubilant USA, a subsidiary of Jubilant. Based upon this analysis, the Board determined that each of Messrs. Becker and Seth would satisfy such standards for independence. However, Mr. Sankaraiah, as a result of his being an executive officer of Jubilant, would not be deemed independent. The Board determined that it was beneficial for Mr. Sankaraiah to be on the Audit Committee, until his resignation in May 2012, since it determined that he would qualify as a "Financial Expert." The listing standards of the NASDAQ Capital Market specify that a listed issuer must have an Audit Committee comprised of at least three members each of whom must be independent. As described above, we are not listed on the NASDAQ Capital Market nor subject to its listing requirements. However, were we so listed, the fact that we were a "controlled company" under NASDAQ Marketplace Rules would not exempt us from this requirement.

Item 14.	Principal Accounting Fees and Services

Our Audit Committee selected and approved the accounting firm of KNAV P.A. as our independent registered public accounting firm to audit and report upon our financial statements for our fiscal year ending March 31, 2014. KNAV P.A. has no direct or indirect financial interest in the Company, and audited and reported on our financial statements for our fiscal years ended March 31, 2013 and March 31, 2012.

Our registered independent public accounting firm is KNAV P.A. The fees billed by this firm in our fiscal years ended March 31, 2013 and 2012 were as follows:

	2013	2012
Audit fees	$60,000	$60,000
Audit-related fees	-	-
Total audit and audit-related fees	60,000	60,000
All other fees	-	-
Total for KNAV P.A.	$60,000	$60,000

Audit fees include professional services rendered in connection with the annual audit of our financial statements and the review of the financial statements included in our Form 10-Qs for the related periods. Additionally, audit fees include other services that only an independent registered public accounting firm can reasonably provide, such as services associated with our SEC registration statements or other documents filed with the SEC or used in connection with financing activities. We had no Audit-Related Fees which would include accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Fees.”

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

All of the audit-related, tax and other services provided by KNAV P.A. in our fiscal years ended March 31, 2013 and March 31, 2012 and related fees were approved in advance by the Audit Committee. The Audit Committee has considered the provisions of these services by KNAV P.A. and has determined that the services are compatible with maintaining KNAV P.A.’s independence.

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

Dated: July 12, 2013	CADISTA HOLDINGS INC.

	By:	/s/ Scott Delaney
Scott Delaney
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Scott Delaney
Scott Delaney	President, Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2013

/s/ Kamal Mandan
Kamal Mandan	Chief Financial Officer and Director (Principal Accounting Officer)	July 12, 2013

/s/ Frank C. Becker
Frank C. Becker	Director	July 12, 2013

/s/ Arun Seth
Arun Seth	Director	July 12, 2013

/s/ Neeraj Agrawal
Neeraj Agrawal	Director	July 12, 2013

CADISTA HOLDINGS INC.

Cadista Holdings Inc. and Subsidiaries.

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

KNAV P.A.

Certified Public Accountants

3883 Rogers Bridge Road, Suite 601,

Duluth, GA 30097

F-2

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	f-4
Consolidated Financial Statements	f-5
Consolidated balance sheets	f-6
Consolidated statements of income	f-7
Consolidated statements of stockholders’ equity	f-8
Consolidated statements of cash flows	f-9
Notes to Consolidated Financial Statements	f-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cadista Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cadista Holdings Inc. and its subsidiaries (collectively hereinafter referred to as “the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended on March 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the three year periods ended March 31, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

KNAV P.A.

Duluth, Georgia

June 20, 2013

KNAV P.A.

Certified Public Accountants

3883 Rogers Bridge Road Suite 601, Duluth, GA 30097 T 1 678 584 1200 F 1 770 676 6082 E admin@knavcpa.com

F-4

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Consolidated Financial Statements

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Consolidated balance sheets

(All amounts in thousands, United States Dollars, except number of shares and par value)

	As at
	March 31, 2013	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents (Note 4)	5,615	2,134
Accounts receivable (Note 5)	22,063	20,174
Due from related parties (Note 21)	10,821	10,387
Inventories (Note 6)	23,431	14,734
Prepaid expenses and other current assets (Note 7)	630	457
Deferred tax assets (current) (Note 17)	4,644	4,892
Total current assets	$67,204	$52,778
Restricted cash (Note 4)	27	35
Loan to related party (Note 21)	20,000	-
Property, plant and equipment, net (Note 8)	19,427	15,448
Intangible assets, net (Note 9)	1,211	250
Total assets	$107,869	$68,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	3,734	2,606
Due to related parties (Note 21)	2,193	3,146
Deferred revenue	-	249
Other current liabilities (Note 12)	4,139	5,664
Dividend payable	66	66
Total current liabilities	$10,132	$11,731
Deferred tax liability (non-current)	1,254	643
Total liabilities	$11,386	$12,374
Commitments and contingencies (Note 16 and 20)
Stockholders’ equity
Equity shares at $ 0.001 par value
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares and 117,797,180 shares as of March 31, 2013 and 2012 respectively (Note 19)	118	118
Additional paid-in capital	38,755	38,755
Accumulated surplus	57,610	17,264
Total stockholders’ equity	$96,483	$56,137
Total liabilities and stockholders’ equity	$107,869	$68,511

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Consolidated statements of income

(All amounts in thousands United States Dollars, except per share amounts)

	For the years ended March 31,
	2013	2012	2011

Net revenues	114,901	90,987	42,171
Cost of revenues (exclusive of depreciation as discussed in Note 13)	42,136	34,791	27,441
Gross profit	$72,765	$56,196	$14,730

Operating costs and expenses
Research and development (exclusive of depreciation as discussed in Note 13 and Note 14)	274	-	585
Selling, general and administration (exclusive of depreciation as discussed in Note 13)	5,739	4,826	4,398
Depreciation and amortization (Note 13)	2,437	1,546	1,338
Total operating costs and expenses	$8,450	$6,372	$6,321

Operating income	$64,315	$49,824	$8,409
Other income/(expense), net (Note 15)	651	49	(235)
Income before income taxes	$64,966	$49,873	$8,174
Income taxes (Note 17)	24,620	16,752	1,048
Net income	$40,346	$33,121	$7,126

Net income per common share
Basic	$0.34	$0.28	$0.06
Diluted	$0.34	$0.28	$0.06

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Consolidated statements of stockholders’ equity for the years ended March 31, 2013, 2012 and 2011

(All amounts in thousands, United States Dollars, except number of shares)

	Common stock			Accumulated
	Shares	Amount	Additional paid in capital	surplus / (deficit)	Total
Balance as of April 1, 2010	117,797,180	$118	$38,755	$(22,983)	$15,890
Net income	-	-	-	7,126	7,126
Balance as of March 31, 2011	117,797,180	$118	$38,755	$(15,857)	$23,016

Balance as of April 1, 2011	117,797,180	$118	$38,755	$(15,857)	$23,016
Net income	-	-	-	33,121	33,121
Balance as of March 31, 2012	117,797,180	$118	$38,755	$17,264	$56,137

Balance as of April 1, 2012	117,797,180	$118	$38,755	$17,264	$56,137
Net income	-	-	-	40,346	40,346
Balance as of March 31, 2013	117,797,180	$118	$38,755	$57,610	$96,483

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Consolidated statements of cash flows

(All amounts in thousands, United States Dollars)

	For the years ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,346	$33,121	$7,126
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,437	1,546	1,338
Amortization of debt initiation cost	-	8	16
Income taxes	858	(390)	1,027
(Gain) / loss on sale of property, plant and equipment, net	(20)	5	1
Provision for bad debts	154	168	97
Fair value of machinery received free of cost	(114)	-	(229)
Changes in operating assets and liabilities, net
Increase in accounts receivable	(2,041)	(9,977)	(3,877)
Decrease in unbilled revenue	-	-	63
Increase in inventories	(8,697)	(6,907)	(1,728)
Increase in dues from related parties	(311)	(9)	(8)
(Decrease)/increase in dues to related parties	(953)	270	(297)
(Decrease)/increase in accounts payable and other current liabilities	(542)	4,993	(39)
Increase in prepaid expenses and other current assets	(297)	(410)	(7)
Net cash provided by operating activities	$30,820	$22,418	$3,483

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,367)	(4,190)	(1,811)
Proceeds from sale of property, plant and equipment	20	-	7
Loan to related party	(20,000)	(10,000)	-
Net cash used in investing activities	$(27,347)	$(14,190)	$(1,804)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) / proceeds from short term borrowings, net	-	(4,853)	1,817
Repayment of long term debt	-	(2,000)	(2,000)
Repayment of inter-corporate deposits to related parties	-	-	(1,004)
Net cash used in financing activities	$-	$(6,853)	$(1,187)
Net change in cash and cash equivalents	$3,473	$1,375	$492

CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH)
Beginning of the year	2,169	794	302
End of the year	$5,642	$2,169	$794
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year for interest	$77	$156	$335
Cash paid during the year for tax	$25,658	$14,141	$1
SIGNIFICANT NON CASH INVESTING AND FINANCING ACTIVITIES

The fair value of machinery received free of cost, during the year ended March 31, 2010 was $ 515

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Notes to Consolidated Financial Statements

NOTE 1 -        ORGANIZATION AND NATURE OF OPERATIONS

Incorporation and history

Cadista Holdings Inc. (formerly Trigen Laboratories Inc.) was incorporated in the State of Delaware, United States in 1988.

Cadista Holdings Inc.’s subsidiaries are as follows:

Subsidiaries	Ownership
Jubilant Cadista Pharmaceuticals Inc.	100%
Colvant Sciences Inc. (dissolved on March 31, 2011)	100%

Jubilant Cadista Pharmaceuticals Inc., (also referred to as “Cadista Pharmaceuticals”) was incorporated in 1996 as a 100% subsidiary of Cadista Holdings Inc. Jubilant Pharma Pte Limited, a company incorporated in Singapore, acquired 64% shareholding in Cadista Holdings Inc. on June 30, 2005. Subsequently, Jubilant Pharma Pte Limited increased its ownership interest in Cadista Holdings Inc. to 75% through issuance of additional shares by Cadista Holdings Inc. During the years ended March 31, 2010 and 2009 Jubilant Pharma Pte Limited increased its ownership in the Company to 82.38% through its United States based subsidiary Jubilant Life Sciences Holdings Inc. (“JLSH”). Jubilant Life Sciences Limited, hereinafter referred to as “Jubilant”, a company incorporated in India, is the ultimate parent company of each of Jubilant Pharma Pte Limited and Jubilant Life Sciences Holdings Inc.

During the year ended March 31, 2012 JLSH acquired the shares held by Jubilant Pharma Pte Limited and subsequently transferred the shares to Generic Pharmaceutical Holdings Inc. (“Generic Holdings”), a wholly-owned subsidiary of JLSH.

Cadista Holdings Inc., through its subsidiary, Jubilant Cadista Pharmaceuticals Inc., is primarily engaged in the business of development, manufacture and marketing of generic drugs in the United States. The Company’s manufacturing facility is located in Salisbury, Maryland.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

(a)	Basis of preparation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) to reflect the financial position and results of operations of Cadista Holdings Inc. and subsidiaries (collectively hereinafter referred to as “the Company”). The accompanying consolidated financial statements have been prepared without considering the “push down effect” of fair value adjustments arising out of the acquisition of the Company by Jubilant Pharma Pte Limited and subsequently by JLSH and Generic Holdings. Unless otherwise specifically noted, all amounts in these consolidated financial statements are in thousands United States dollars.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

(b)	Principles of consolidation

The consolidated financial statements are prepared in United States Dollars and include the accounts of the Company and its subsidiaries in which a controlling interest is maintained. Intercompany balances and transactions are eliminated. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both.

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers. The retail drug store chains also purchase our products through the wholesalers in the event of a stock out at a particular pharmacy store. The Company often negotiates product pricing directly with retail drug stores that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the retail drug store pays for that product to the wholesaler. In addition, the retail drug store charges the Company for the difference between the prices paid to the wholesaler and the negotiated contract price with them.

The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. Historically, the Company has validated the chargeback accrual annually through a review of the inventory reports obtained from its largest wholesale customers. Commencing with the Company’s 2012 fiscal year, the Company conducts such reviews quarterly based upon such inventory reports. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% - 90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated. Accruals for these chargebacks are reflected as a direct reduction to revenues and accounts receivable.

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

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

The Company estimates the decline in prices for some of its products based on the expected additional competition in the foreseeable future. The Company has the ability to make a reasonable estimate of the expected decline in prices and the claims in respect of such price decline to be made applicable to the inventory with the customers as on the date of reduction in price. A reserve is established for price decline claims on the inventory with the customers.

(e)	Shipping and handling costs

Shipping and handling costs incurred by the Company to transport products to customers are included in cost of revenues.

(f)	Inventories

Inventories are stated at the lower of cost and market value. Cost of input material is determined using the weighted average method and cost of work-in-progress and finished good is determined using standard cost (which is representative of weighted average cost). Cost in the case of raw materials comprises purchase price and attributable direct costs, less trade discounts. Cost in the case of work-in-progress and finished good comprises direct labor, material cost and production overheads.

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

(h)	Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost less accumulated depreciation. Cost of items of property, plant and equipment comprises cost of purchase and other costs necessarily incurred to bring it to the condition and location necessary for its intended use.

The Company depreciates property, plant and equipment over the estimated useful life using the straight-line method. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to statement of income.

During the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in the manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense is higher by $ 552 and net income is lower by $ 343; and property plant and equipment, net and retained earnings as at March 31, 2013 are lower by $ 552 and $ 343 respectively.

During the year ended March 31, 2013, on the basis of technical assessment and past experience, the Company had revised the estimated useful lives of certain assets. The revised estimated useful lives of assets are as follows:

	Revised	Earlier
Buildings	30 years	30 years
Machinery and equipment	1 - 10 years	4 – 10 years
Office furniture and equipment	10 years	10 years
Computer	5 years	5 years
Vehicles	3 - 5 years	3 - 5 years

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

Intangible assets are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed. The estimated useful lives of the intangible assets are as follows:

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Abbreviated New Drug Applications (ANDA’s)	10 years
Enterprise Resource Planning Software (SAP)	5 years

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

As of March 31, 2013 and 2012 cash equivalents include restricted cash of $ 27 and $ 35, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

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

The table below reflects basic and diluted net income per share for the years ended March 31:

	2013	2012	2011
Net income available for common shareholders (basic and dilutive)	$40,346	$33,121	$7,126

Weighted average shares outstanding:
Basic	117,797	117,797	117,797
Effect of dilutive stock	750	750	750

Diluted	118,547	118,547	118,547

Earnings per share (in US dollars)
Basic	$0.34	$0.28	$0.06
Diluted	$0.34	$0.28	$0.06

Since the only dilutive securities are the options, the net income available to common shareholders for basic and diluted earnings per share calculation is the same.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This amendment of the codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two, separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The guidance in this topic does not apply to the Company as the Company has no items of other comprehensive income in any period presented and in such cases the Company is excluded from reporting other comprehensive income or comprehensive income.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite Intangibles Assets for Impairment,” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment. If the entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of indefinite-lived intangible assets for impairment is not required and the entity would not need to calculate the fair value of the asset and perform a quantitative impairment test. In addition, the standard did not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it revised the examples of events and circumstances that an entity should consider in interim periods, which are identical to those assessed in the annual qualitative assessment described above. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated statements.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 3 -           FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of March 31, 2013 and 2012 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of March 31, 2013, the Company had loans outstanding in the principal amount of $ 30,000, that it had extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 29, 2013. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement;” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements. By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings and Jubilant Holdings. If HSL Holdings and Jubilant Holdings were to not perform their obligations under the HSL Loan Agreements the Company could lose some or all of its investment. In management’s opinion, as of March 31, 2013, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the years ended March 31, 2013, 2012 and 2011, three customers, having 28%, 15% and 11% share in total revenue in 2013, two customers, having 30% and 13% share in total revenue in 2012, and four customers having 23%, 15%, 12% and 11% share in total revenue in 2011 accounted for more than 10% of total revenue individually in each of the years.

As of March 31, 2013 and 2012, one customer having 35% share in total trade receivables in 2013 and four customers having 33%, 14%, 12% and 12% share in total trade receivables in 2012, individually accounted for more than 10% of the Company’s total trade receivables respectively.

For the years ended March 31, 2013, 2012 and 2011, two products collectively accounted for approximately 75% of net revenue, three products collectively accounted for approximately 84% of net revenue and four products collectively accounted for approximately 86% of net revenue, respectively. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

NOTE 4 -           CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As at March 31, 2013 (000’s)	As at March 31, 2012 (000’s)
Cash in hand	1	-
Balances with banks in current accounts	1,538	1,740
Balances with banks in money market funds*	4,103	429
	$5,642	$2,169

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $ 250 (2012: $ 250).

*As of March 31, 2013 and 2012 cash equivalents include restricted cash of $ 27 and $ 35, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

NOTE 5 -           ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2013 and 2012 are stated net of allowance for doubtful receivables and other allowances. Factors utilized by management in determining the adequacy of the allowance include the present and prospective financial condition of the debtor and the aging of the receivables.

The activity in the allowance for doubtful accounts receivable is given below:

	As at March 31, 2013 (000’s)	As at March 31, 2012 (000’s)
Balance at the beginning of the year	181	58
Charges to revenues and costs	154	168
Doubtful accounts written-off	(94)	(45)
Balance at the end of the year	$241	$181

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 6 -           INVENTORIES

Inventories comprise the following:

	As at March 31, 2013 (000’s)	As at March 31, 2012 (000’s)
Raw materials	11,423	8,129
Work in progress	2,467	1,750
Finished goods	9,881	4,946
Stores and spares	335	70
	24,106	14,895
Provision for slow moving/obsolete inventory*	(675)	(161)
	$23,431	$14,734

*During the years ended March 31, 2013, 2012 and 2011, the Company has written down /(back) raw materials by $ 443( net of $662 recovered from vendor), $ 64 and $ (7) respectively, resulting from write-off of slow-moving and obsolete inventory. These amounts are included in the cost of revenues.

NOTE 7 -           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets comprise the following:

	As at March 31, 2013 (000’s)	As at March 31, 2012 (000’s)
Prepaid expenses	578	372
Advance to suppliers	2	16
Deposits	33	58
Others	17	11
	$630	$457

NOTE 8 -           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	As at March 31, 2013 (000’s)	As at March 31, 2012 (000’s)
Land	1,044	340
Building	9,509	6,725
Machinery and equipment	15,682	13,219
Office furniture and equipment	738	651
Computers & software	673	432
Vehicles	18	18
Capital work in progress and advances	2,533	2,483
	30,197	23,868
Accumulated depreciation	(10,770)	(8,420)
Property, plant and equipment, net	$19,427	$15,448

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Depreciation (excluding amortization of intangibles $ 82, $ 22 & $ 22 in 2013, 2012 and 2011 respectively) expense was $ 2,355, $ 1,524 and $ 1,316 for the years ended March 31, 2013, 2012 and 2011, respectively. During the years ended March 31, 2013, 2012 and 2011, the Company discarded property plant and equipment amounting to $ 5, $ 12 and $ 13 with accumulated depreciation of $ 5, $ 7and $ 5, respectively.

During the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense increased by $ 552 and net income decreased by $ 343; and property plant and equipment, net and retained earnings as at March 31, 2013 decreased by $ 552 and $ 343 respectively.

NOTE 9 -           INTANGIBLE ASSETS

Information regarding the Company’s intangible assets acquired either individually or with a group of other assets is as follows:

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net
Abbreviated New Drug Application (ANDA’s)	$225	$157	$68
Enterprise Resource Planning Software (SAP)	1,203	60	1,143
	$1,428	$217	$1,211

	March 31, 2012
	Gross carrying Amount	Accumulated amortization	Net
Abbreviated New Drug Application (ANDA’s)	$225	$135	$90
Capital work in progress	160	-	160
	$385	$135	$250

The estimated amortization schedule for the intangibles assets on a straight line basis is set out below:

Years ending March 31,	Amount (000’s)
2014	262
2015	263
2016	263
2017	240
2018	183
$1,211

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 10 -           SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $ 6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points. There were no short term loans under the SBNY Revolver as of March 31, 2013 or March 31, 2012 and the Company elected not to renew the credit facility when it expired on November 18, 2012. All guarantees and SBNY’s security interest in all collateral securing this credit facility were fully released in April 2013 when the Company and SBNY fully resolved all outstanding balances of immaterial amounts with respect to the credit facility.

In February 2012, Cadista Pharmaceuticals entered into an agreement (the “ICICI Credit Facility Agreement”) with ICICI Bank, New York for its working capital requirements in an amount up to $ 8,500. The ICICI Credit Facility Agreement provided for interest to accrue on any revolving loans funded under the agreement at the three month LIBOR rate plus 3.75% per annum and on any amounts funded by ICICI Bank, New York with respect to discounting of customer invoices at a rate equal to the three month LIBOR rate plus 3% per annum.

The ICICI Credit Facility Agreement had a one year term that expired on February 02, 2013. The Company elected not to pursue a renewal of the term, and the credit facility is now expired. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement as of the date of its expiration or on March 31, 2013. ICICI Bank New York’s security interest in all collateral securing this credit facility has been released.

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Year ended March 31,	Average loan outstanding during the year (000’s)	Average interest Expense during the year (000’s)		Average interest rate during the year	Interest rate as of March 31,
2013	$-	$64	*	-%	N.A.
2012	$4,614	$149		3.23%	3.48%
2011	$5,777	$213		3.69%	3.21%

* Commitment charges on the unutilized credit line

NOTE 11 -           LONG TERM DEBT

Term loans were extended by SBNY and Bank of Baroda pursuant to a credit agreement entered into in September 2006. Term loans bore interest at the rate of 6 months LIBOR plus 165 basis points. The Company repaid the final installment of the term loans in October 2011. All guarantees and security interests in collateral securing the term loans have been released.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 12 -           OTHER CURRENT LIABILITIES

Other current liabilities comprise the following:

	As of March 31, 2013 (000’s)	As of March 31, 2012 (000’s)
Accrued employee cost	1,931	1,951
Interest payable	-	13
Accrual for accounts payable	582	133
Accrual for health insurance liability	182	260
Audit fees	47	47
Provision for tax	1,105	3,009
Others	292	251
	$4,139	$5,664

NOTE 13 -           DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between ‘‘cost of revenues’’, ‘‘research and development charges”, ‘‘selling general and administration expenses’’. As such, the charge for depreciation has been presented as a separate line item on the face of the consolidated statements of income.

NOTE 14 -           RESEARCH AND DEVELOPMENT EXPENSES

The Company uses its manufacturing facility and other resources for research and development activities in addition to using the same for its commercial production activities. The actual amount of expenses that can be identified to these activities cannot be determined. However, the Company estimates that an amount of $ Nil, $ Nil and $ 171 are allocable to research and development activities out of its operating expenses for the years ended March 31, 2013, 2012 and 2011, respectively.

NOTE 15 -           OTHER INCOME / (EXPENSE), NET

Other income / (expense), net comprises the following:

	For the years ended
	March 31, 2013 (000’s)	March 31, 2012 (000’s)	March 31, 2011 (000’s)
Interest and other finance costs	(64)	(149)	(324)
Interest income	681	179	1
Others	34	19	88
	$651	$49	$(235)

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 16 -           OPERATING LEASES

The Company leases office facilities under non-cancelable operating lease agreements.

Rental expense under these leases is $ 111, $ 86 and $ 65 for the years ended March 31, 2013, 2012 and 2011, respectively. Future minimum lease payments as of March 31, 2013 for such non-cancelable operating leases are as follows:

Years ending March 31,	Amount (000’s)
2014	$85
2015	88
2016	90
2017	38
Total minimum payments	$301

NOTE 17 -           INCOME TAXES

For the tax year ended March 31, 2011, the Company filed federal and state tax returns as per regulations applicable to Chapter C corporations in the United States. On October 1, 2011, the Company became a member of Jubilant Life Sciences Holdings Inc. consolidated federal tax group (“JLSHI consolidated group”) and entered into a tax sharing agreement with Jubilant Life Sciences Holdings Inc. (the "Tax Sharing Agreement"). Accordingly, the Company filed a separate federal tax return for the six months ended September 30, 2011, and as a member of JLSHI consolidated group for the six months ended March 31, 2012. The Company will continue to file a federal tax return as a member of JLSHI consolidated group for the year ended March 31, 2013.

With respect to certain states the Company files combined state tax returns with affiliated companies.

Income tax expense/(benefit) attributable to net income consists:

	For the years ended
	March 31, 2013 (000’s)	March 31, 2012 (000’s)	March 31, 2011 (000’s)
Deferred taxes	858	(390)	1,027
Current taxes	23,762	17,142	21
Total taxes	$24,620	$16,752	$1,048

The reconciliation between the provision for income tax of the Company and amounts computed by applying the US federal income tax rate is as follows:

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

	For the years ended
	March 31, 2013 (000’s)	March 31, 2012 (000’s)	March 31, 2011 (000’s)
Profit before income taxes	64,966	49,873	8,174
Effective tax rate	35%	34%	34%
Expected tax expense	22,738	16,957	2,779
Impact of state taxes, net of federal benefit	2,207	1,774	(717)
Change in valuation allowance	-	(1,926)	(1,018)
Credit for alternate minimum tax	-	190	-
True up	(348)	(260)	-
Others	-	-	(1)
Effect of permanent differences	23	17	5
Total taxes	$24,620	$16,752	$1,048

The components of the deferred tax balances are as follows:

	As of March 31, 2013 (000’s)	As of March 31, 2012 (000’s)
Current deferred tax assets
Accruals and inventory adjustments	4,551	4,824
Bad debt reserve	93	68
Current deferred tax assets	$4,644	$4,892

Non-current deferred tax assets
Business losses	1,436	1,405
Non-current deferred tax assets	$1,436	$1,405

Non-current deferred tax liabilities
Property, plant and equipment, net	(2,690)	(2,048)
Non-current deferred tax liabilities	$(2,690)	$(2,048)

Current deferred tax assets, net	$4,644	$4,892
Non-current deferred tax (liabilities), net	$(1,254)	$(643)

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

The Company has deferred tax assets (net of deferred tax liability) on business losses, intangibles and other tax credits amounting to $ 3,390 as of March 31, 2013 and $ 4,249 as of March 31, 2012.

Based on the level of projections for future taxable income over the periods for which the deferred tax assets are deductible, the management believes that no significant uncertainties exist regarding the realization of the deferred tax asset on business losses and tax credits and accordingly, no valuation allowance has been established at March 31, 2013 and March 31, 2012.

The Company has net operating loss carry forwards available to reduce future federal and state income taxes. If not used, the carry forwards will expire as follows:

Years ending March 31,	Net operating loss federal and state (000’s)
2019	997
2020	1,055
2021	978
2022	705
2023	380
2024	-
2025	350
2026	474
$4,939

The Company had carried forward losses amounting to $ 11,562 on June 30, 2005 which were available to reduce future federal and state income taxes. Due to application of the change in ownership rules under Internal Revenue Code Section 382, losses of $ 5,325 on June 30, 2005 will expire unused and will not be available for reducing future federal taxes. As such, a deferred tax asset has not been established for such losses. As of March 31, 2013, the available net operating losses of $ 4,939 are limited by Internal Revenue Code Section 382 and a maximum of $ 3,742 are available for use in future.The carry forward losses for state income taxes would  depend on the regulations for respective states.

The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The Company has not recognized an uncertain tax position as of March 31, 2013. The tax years of 2009 to present remain subject to examination by the taxing authorities.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

The Company is party to a Tax Sharing Agreement, with an effective date of October 1, 2011, with Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”).  The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holdings obligations in connection with filing consolidated federal, state and foreign tax returns.  The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (losses and other credits) contribute to (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. The Company may recognize a benefit in the calculation of its provision for income taxes to the extent that foreign tax credits, capital losses and other tax attribute generated by the Company can be utilized both on a separate company basis and in the consolidated or combined tax returns of Jubilant Holdings. As of March 31, 2013 the Company was entitled to a refund from Jubilant Holdings in the amount of $ 154 with respect to federal taxes and the Company had a payment obligation to Jubilant Holdings for state taxes in the amount of $ 196 under the Tax Sharing Agreement. During the period ended March 31, 2013 the Company paid $ 21,450 to Jubilant Holdings under the Tax Sharing Agreement.

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

NOTE 18 -           PENSIONS

Until March 31, 2011 the Company’s employees participated in a defined contribution plan, under Section 401(k) of the Internal Revenue Code, titled Cadista Pharmaceuticals 401(K) Plan.  Under the plan employees above the age of 21 years, having completed one month of service could choose to contribute up to 15% of their compensation or $ 16 whichever is lower. Employees above the age of 50 years could choose to contribute up to an additional $ 5. The Company matched a contribution to the plan of 50% of each employee’s contribution, up to a maximum Company contribution of 2% of eligible compensation.

On April 1, 2011 Cadista Pharmaceuticals 401(k) Plan, merged into Jubilant Life Sciences USA 401 (k) Plan. Regular, full-time and part-time employees are eligible to participate in the defined contribution plan after completion of one month of continuous service.  Participants may voluntarily contribute eligible pre–tax and post-tax compensation in 1% increments of up to 90% of their annual compensation in accordance with the annual limits as determined by the Internal Revenue Service.  Eligible employees receive a 50% match of their contributions up to 6% of their eligible compensation.  Employees above the age of 50 years may choose to contribute “catch-up” contributions in accordance with the Internal Revenue Service limits and are matched the same up to the maximum Company contribution of 3% of eligible compensation. The Company’s matching contributions vest 100% after three years of service. Any active participant in the Cadista Pharmaceuticals 401(k) Plan as of April 1, 2011, continues to be subject to the 2-year graded vesting schedule in effect under the former plan, prior to the merger.  The prior vesting schedule was: 1 year of service 50%; 2 years of service 100%.  Such vesting applies to both matching and profit sharing contributions made under this Plan.

Total contributions made to the plan by the Company, for the years ended March 31, 2013, 2012 and 2011 are $ 198, $ 164 and $ 75, respectively.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 19 -           COMMON STOCK

The Company has only one class of common stock.

Voting

Each holder of common stock is entitled to one vote per share.

Stock option

Cadista Holdings Inc. has issued 749,547 stock options during the period 1995 to 2000 providing options to purchase an equal number of common stock at a price ranging from $ 0.80 to $ 1.60 per share.

The options were granted at exercise prices higher than the fair values on grant dates. All of the options are fully vested as of July 1, 2005 and remain unexercised since then. There was no activity in stock option plan during the years ended March 31, 2013 and 2012.

Share options and weighted average exercise price are as follows for the reporting periods presented:

	Number of Options	Weighted average exercise price (1)
Outstanding at March 31, 2011	749,547	$1.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012	749,547	$1.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2013	749,547	$1.54

Exercisable at March 31, 2013	749,547	$1.54

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

NOTE 20 -           COMMITMENTS AND CONTINGENCIES

a)            Capital commitment

As of March 31, 2013 and 2012, the Company had committed to spend $ 1,439 and $ 2,674 respectively under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

b)            Contingencies

The Company, as a result of its nature of business, is subject to penalties by customers on account of various reasons like recall, service levels on time & in full delivery failure.

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

NOTE 21 -           RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the following related parties (in addition to the Tax Sharing Agreement with Jubilant Life Sciences Holdings Inc. described in Note 17):

a)	Jubilant Life Sciences Limited, India(“ultimate parent company”)
b)	Jubilant Life Sciences (USA) Inc. ("affiliate")
c)	Jubilant Clinsys Limited, India (“affiliate”)
d)	Jubilant HollisterStier LLC (“affiliate”)
e)	Jubilant Clinsys Inc., USA (”affiliate”’)
f)	HSL Holdings Inc. (”affiliate”)
g)	Jubilant HollisterStier General Partnership (”affiliate”)
h)	Deprenyl Inc., USA (”affiliate”)
i)	Jubilant Draximage Inc. (”affiliate”)
j)	Jubilant Life Sciences Holdings Inc. (Note 17)

Due to related parties	Amount in ‘000’s
Jubilant Life Sciences Ltd.
Balance as of March 31, 2011	$1,114
Raw material purchases	5,651
Trading goods purchases	1,620
Expenses incurred /services received	106
Expenses incurred by Cadista	(13)
Payments (made)	(5,367)
Balance as of March 31, 2012	$3,111
Raw material purchases	6,785
Trading goods purchases	8,432
Expenses incurred /services received	482
Expenses incurred by Cadista	(138)
Payments (made)	(16,616)
Balance as of March 31, 2013	$2,056

Jubilant Life Sciences (USA) Inc.
Balance as of March 31, 2011	$1,746
Purchases during the year	2,069
Payments made/ credits	(3,836)
Balance as of March 31, 2012	$(21)
Purchases during the year	-
Payments / credits received	21
Balance as of March 31, 2013	$-

Jubilant Clinsys Inc.
Balance as of March 31, 2011	$6
Expenses incurred /services received	13
Payments (made)	(3)
Balance as of March 31, 2012	$16
Expenses incurred /services received	2
Payments (made)	(18)
Balance as of March 31, 2013	$-

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Due to related parties	Amount in ‘000’s
Jubilant Clinsys Limited
Balance as of March 31, 2011	$3
Payments (made) /credits	(3)
Balance as of March 31, 2012	$-
Payments (made) /credits	(-)
Balance as of March 31, 2013	$-

Jubilant HollisterStier LLC
Balance as of March 31, 2011	$7
Expenses incurred /services received	43
Payments (made)/credits	(10)
Balance as of March 31, 2012	$40
Expenses incurred /services received	396
Payments (made)/credits	(332)
Balance as of March 31, 2013	$104

Jubilant HollisterStier General Partnership
Balance as of March 31, 2012	$-
Expenses incurred /services received	11
Payments (made)/credits	(9)
Balance as of March 31, 2013	$2

Jubilant Draximage Inc.
Balance as of March 31, 2012	$-
Expenses incurred /services received	31
Payments (made)/credits	-
Balance as of March 31, 2013	$31

Due from related parties	Amount in ‘000’s

Jubilant Life Sciences Ltd.
Balance as of March 31, 2011	$196
Expenses incurred /services provided	4
Balance as of March 31, 2012	$200
Expenses incurred /services provided	4
Balance as of March 31, 2013	$204

Jubilant Clinsys Inc.
Balance as of March 31, 2011	$1
Expenses incurred /services provided	1
Balance as of March 31, 2012	$2
Payments/credits received	(2)
Balance as of March 31, 2013	$-

Jubilant HollisterStier LLC
Balance as of March 31, 2011	$-
Expenses incurred /services provided	2
Payments/credits received	-
Balance as of March 31, 2012	$2
Expenses incurred /services provided	-
Payments/credits received	(2)
Balance as of March 31, 2013	$-

Jubilant HollisterStier General Partnership
Balance as of March 31, 2011	$3
Expenses incurred/services provided	2
Balance as of March 31, 2012	$5
Expenses incurred /services provided	42
Payments/credit received	(5)
Balance as of March 31, 2013	$42

HSL Holdings Inc.
Balance as of March 31, 2011	$-
Loan given	10,000
Interest on loan given	178
Balance as of March 31, 2012	$10,178
Loan given	20,000
Interest on loans given	640
Payments/credits received	(517)
Balance as of March 31, 2013	$30,301

Deprenyl Inc., USA
Balance as of March 31, 2012	$-
Expenses incurred /services provided	211
Payments/credits received	-
Balance as of March 31, 2013	$211

Jubilant Draximage Inc.
Balance as of March 31, 2012	$-
Expenses incurred /services provided	63
Payments/credits received	-
Balance as of March 31, 2013	$63

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

The Company has the following contractual and other arrangements with Jubilant Life Sciences Limited (“Jubilant”) and its affiliates pursuant to which the above expenses, payments, services and loans were incurred, paid or received (which expenses and payments are in addition to the Tax Sharing Agreement with Jubilant Life Sciences Holdings Inc. described in Note 17).

1.	Supply Agreement, dated May 23, 2005, between Jubilant Cadista Pharmaceuticals Inc. and Jubilant (the “2005 Supply Agreement”)

The Supply Agreement was entered into in 2005 when Jubilant acquired a majority stake in the Company. The 2005 Supply Agreement, among other things, granted the Company the right to select and acquire ten pre-ANDA products by mutual agreement from Jubilant, five at no cost and five at a cost of $ 250, each, over a three year period. The Company has accrued $ 875 for the cost of seven pre-ANDA products that received approval of the United States Food and Drug Administration (the “FDA”) through its fiscal years ended March 31, 2013, $ 250 of which was accrued during the Company’s fiscal year ended March 31, 2013 for the ANDAs that were approved during such year.

Pursuant to the 2005 Supply Agreement, the Company must purchase certain API that was mutually agreed upon within a specified time after entering into the 2005 Supply Agreement, exclusively from Jubilant or its affiliates, for the term of the 2005 Supply Agreement. The Company purchases the following API pursuant to the 2005 Supply Agreement: Cetirizine; Risperidone; Lamotrigine; Oxcarbazepine; and Losartan. The term of the 2005 Supply Agreement is determined on an API-by-API basis and commences for a period of five years on the date that the FDA approves a product containing the API.  The term for each API may be extended for an additional period of five years by mutual agreement between the parties. The price for each API must be the lowest price at which Jubilant supplies the same API to any non-affiliated customer in the United States.  If the API is not being sold to a non–affiliated customer in the United States, then the price for the API will be mutually agreed upon between the parties.

Since the Company’s 2009 fiscal year, the Company also purchases all of its Meclizine API from Jubilant or its affiliates on a purchase order basis and purchased its small API requirements for Terazosin from Jubilant or its affiliates on a purchase order basis.

The Company’s aggregate purchases of API from Jubilant pursuant to the 2005 Supply Agreement, and for Meclizine and Terazosin API were $ 6,785 and $ 5,651 for the fiscal years ended 2013 and 2012, respectively. In addition, during the fiscal year ended March 31, 2012, API purchases from Jubilant Life Sciences (USA) Inc. totaled $ 2,069.

2.	Master Supply Agreement, dated May 27, 2011, between Jubilant Cadista Pharmaceuticals Inc. and Jubilant Life Sciences Ltd., as amended in December 2012 (as amended, the “2011 Master Supply Agreement”)

Pursuant to the 2011 Master Supply Agreement, the Company acquired from Jubilant exclusive United States marketing rights to twenty six products. As of March 31, 2013, ANDAs for seven of these products were approved by the FDA. ANDAs for the remaining nineteen products have been filed with the FDA but have not as yet been approved.

Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and owns any ANDAs that are approved. The Company is prohibited from marketing or selling in the United States any product that competes with a product covered under the 2011 Master Supply Agreement. Subject to certain exceptions, the Company is required to purchase from Jubilant all of its requirements for products that are to be marketed by it under this agreement and Jubilant is required to use commercially reasonable efforts to supply the Company with finished dosage packaged products satisfying these requirements (either by manufacturing the products itself or arranging for an approved manufacturer to do so). Jubilant is prohibited from supplying the products covered by the 2011 Master Supply Agreement to third parties for use or sale in the United States without the Company’s prior written consent.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant supplies the Company with finished dosage of each product covered under the agreement, in accordance with purchase orders issued on a quarterly basis, at a price equal to 90% of the Company’s estimated sales price for such product. The Company is entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement. Jubilant invoices for all such products supplied by it to the Company, and to the extent the Company’s sales price is less than or greater than the amount it estimated for purposes of determining the invoiced price of the product, there will be an adjustment made on a quarterly basis, with Jubilant issuing a credit to the Company for any overpayment resulting therefrom, and the amount of any underpayment being remitted by the Company to Jubilant.

During the Company’s fiscal year ended March 31, 2013, the Company purchased an aggregate of $ 8,432 of products from Jubilant pursuant to the 2011 Master Supply Agreement, including adjustments of $ 583. During the Company’s fiscal year ended March 31, 2012, the Company purchased $ 1,620 of products from Jubilant pursuant to the 2011 Master Supply Agreement, including adjustments of $ 438

3.	Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”), dated December 12, 2012 (the “Effective Date”) with respect of Supply Agreement for Veterinary Drug Product , between Jubilant Cadista Pharmaceuticals Inc., Jubilant DraxImage Inc. (“Jubilant DraxImage”), Deprenyl, Inc. USA (“Deprenyl USA”) and Jubilant HollisterStier General Partnership (“Jubilant HollisterStier”)

Pursuant to the Assignment and Assumption Agreement, Jubilant Draximage assigned and the Company assumed the rights and obligations to supply a specified veterinary drug product (the “Veterinary Product”) pursuant to a supply agreement (the “Veterinary Supply Agreement”) with a large pharmaceutical company.

Pursuant to the Assignment and Assumption Agreement, the Company did not assume any obligations for events occurring prior to the Effective Date. Jubilant DraxImage, Deprenyl USA, which licensed certain rights related to the Veterinary Product to the large pharmaceutical company that is the counter-party under the Veterinary Supply Agreement, and Jubilant Hollisterstier, agreed to provide, free of charge, to the Company all technical information, data and applicable Veterinary Product know-how to enable the Company to qualify, under applicable law, as a new manufacturer of such Veterinary Product utilizing the Company’s own manufacturing facility. Deprenyl USA agreed to reimburse the Company for all out-of-pocket expenses and 100% of its fully-burdened costs (including the Company’s direct and indirect labor and other costs) incurred in connection with the transfer to it of such technology and qualifying the Company’s facility to manufacture the Veterinary Product. $ 211 of such expenses were incurred and reimbursed during the Company’s fiscal year ended March 31, 2013. Other than described above, no consideration was payable by the parties to the Assignment and Assumption Agreement in connection with the assignment and assumption of the rights and obligations related to the Veterinary Supply Agreement.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

4.	Loans

On November 23, 2011, the Company entered into a Loan Agreement (the “2011 HSL Loan Agreement”) with HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings, Inc. (“Jubilant Holdings”). The 2011 HSL Loan Agreement provides for a loan (the “2011 HSL Loan”) in the principal amount of $10,000 to be extended by the Company to HSL Holdings.  The 2011 HSL Loan was fully funded by the Company on November 25, 2011. The outstanding principal balance of the 2011 HSL Loan bears interest at a rate equal to five percent (5%) per annum.  Interest is payable semi-annually on the last business day of November and May, commencing in May of 2012.  Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2011 HSL Loan and on the maturity date of the 2011 HSL Loan. The original maturity date of the 2011 HSL Loan was November 30, 2012, but pursuant to an amendment to the 2011 HSL Loan Agreement that the Company entered into with HSL Holdings on that date, the Company extended the maturity date from November 30, 2012 to November 29, 2013. Unless the Company agrees in its sole discretion to an extension of the maturity date of the 2011 HSL Loan, at the request of HSL Holdings, the maturity date will be November 29, 2013, at which time the entire outstanding principal amount of the 2011 HSL Loan, together with all accrued and unpaid interest, is due and payable.  The Company has the right to demand payment of all or any portion of the principal amount of the 2011 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2011 HSL Loan upon 30 days’ prior notice to HSL Holdings.  Subject to HSL Holdings giving us at least seven days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2011 HSL Loan without premium or penalty.  Any principal amount of the 2011 HSL Loan that is repaid may not be reborrowed.

On January 30, 2013, the Company entered into another Loan Agreement (the “2013 HSL Loan Agreement”) with HSL Holdings. Similar to the 2011 HSL Loan Agreement, Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the 2013 HSL Loan Agreement. The 2013 HSL Loan Agreement provides for a loan (the “2013 HSL Loan”) in the principal amount of $20,000 to be extended by the Company to HSL Holdings. The 2013 HSL Loan was fully funded by the Company on the same date as the 2013 HSL Loan Agreement, on January 30, 2013.The outstanding principal balance of the 2013 HSL Loan bears interest at a rate equal to four percent (4%) per annum. Interest is payable semi-annually on the last business day of July and January, commencing in July 2013. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2013 HSL Loan and on the maturity date of the 2013 HSL Loan. Unless the Company agrees in its sole discretion to an extension of the maturity date of the 2013 HSL Loan, at the request of HSL Holdings, the maturity date will be January 31, 2015, at which time the entire outstanding principal amount of the 2013 HSL Loan, together with all accrued and unpaid interest, is due and payable. The Company has the right to demand payment of all or any portion of the principal amount of the 2013 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2013 HSL Loan upon 60 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving us at least 30 days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2013 HSL Loan without premium or penalty. Any principal amount of the 2013 HSL Loan that is repaid may not be reborrowed.

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

During the Company’s fiscal year ended March 31, 2013, the Company accrued interest of $ 507 and $ 133 with respect to the 2011 HSL Loan and the 2013 HSL Loan, respectively, and received payments aggregating $ 517 on the 2011 HSL Loan. During the Company’s fiscal year ended March 31, 2012, the Company accrued interest of $ 178 with respect to the 2011 HSL Loan, but did not receive any interest payments during that year, the first of which was not due until May 31, 2012.

5.	Other Administrative Items

From time to time Jubilant or an affiliate may acquire software licenses or pharmaceutical data subscriptions on behalf of one or more of its affiliates, including the Company, and also may provide bio-study research and other administrative services to the Company.  Jubilant then allocates the costs of these licenses and subscriptions and the costs of the administrative services to its affiliates including the Company.  The charges for bio-study services provided to the Company are based upon the amounts that Jubilant or its affiliates might charge to a third party for providing the same services.

From time to time the Company also incurs administrative expenses and costs, expenses with respect to software licenses and related support, pharmaceutical data subscriptions, and expenses related to capital equipment purchases and sample purchases on behalf of Jubilant or its affiliates; it then allocates the costs to Jubilant and its affiliates as applicable.

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

Cadista Holdings Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2013 and March 31, 2012

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data is shown below

(All amounts in thousands United States Dollars, except per share amounts)

	Three months ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net revenues	29,874	27,303	28,138	29,586
Cost of revenues	10,521	9,760	10,512	11,343
Other operating expenses	1,504	1,817	1,738	3,391
Operating income	17,849	15,726	15,888	14,852
Other income, net	104	136	154	257
Income taxes	6,847	6,057	6,144	5,572
Net income	$11,106	$9,805	$9,898	$9,537

Net income per common share
Basic	$0.09	$0.08	$0.08	$0.08
Diluted	$0.09	$0.08	$0.08	$0.08

	Three months ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net revenues	12,835	29,483	22,326	26,343
Cost of revenues	7,792	8,777	9,082	9,140
Other operating expenses	1,513	1,515	1,526	1,818
Operating income	3,530	19,191	11,718	15,385
Other income/(expense), net	(43)	(40)	26	106
Income taxes	1,156	7,471	3,039	5,086
Net income	$2,331	$11,680	$8,705	$10,405

Net income per common share
Basic	$0.02	$0.10	$0.07	$0.09
Diluted	$0.02	$0.10	$0.07	$0.09

PART IV

CADISTA HOLDINGS INC. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cadista Holdings Inc. (formerly known as DAS Laboratories, Inc., Trinity Laboratories, Inc., and Trigen Laboratories, Inc.) (“CHI”) dated June 29, 2005, incorporated by reference to Exhibit 3.1 to Form 10 filed on June 1, 2011 (“Form 10”).

3.2	Amendment to the Articles of Incorporation of CHI dated December 22, 2005, incorporated by reference to Exhibit 3.2 to Form 10.

3.3	Amendment to the Articles of Incorporation of CHI dated January 19, 2007, incorporated by reference to Exhibit 3.3 to Form 10.

3.4	Bylaws of CHI, incorporated by reference to Exhibit 3.4 to Form 10.

10.1	Employment Agreement dated April 2, 2009 between Jubilant Cadista Pharmaceuticals Inc. (formerly known as Cadista Pharmaceuticals Inc., Jubilant Pharmaceuticals, Inc. and Trigen Laboratories, Inc.) (“JCPI”) and Scott Delaney, incorporated by reference to Exhibit 10.1 to Form 10.

10.2	Amendment No. 1 to Employment Agreement with an effective date of May 1, 2012 between Jubilant Cadista Pharmaceuticals Inc. (JCPI) and Scott Delaney, incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on July 13, 2012 (the “2012 Form 10-K”).

10.3	Offer letter executed November 28, 2006 from JCPI to, and accepted by, Ward Barney, incorporated by reference to Exhibit 10.2 of Form 10.

10.4	Offer letter executed March 7, 2006 from JCPI to, and accepted by, Kamal Mandan, incorporated by reference to Exhibit 10.3 of Form 10.

10.5	Credit Agreement made as of September 27, 2006 between JCPI, State Bank of India, New York Branch, and Bank of Baroda, incorporated by reference to Exhibit 10.4 of Form 10.

10.6	Form of Revolving Promissory Note of JCPI made to State Bank of India, New York Branch dated September 22, 2006, incorporated by reference to Exhibit 10.5 of Form 10.

10.7	Form of Term Note of JCPI made to Bank of Baroda dated September 22, 2006, incorporated by reference to Exhibit 10.6 of Form 10.

10.8	Form of Term Note of JCPI made to State Bank of India, New York Branch dated September 22, 2006, incorporated by reference to Exhibit 10.7 of Form 10.

10.9	Unconditional Guaranty of Payment by Jubilant Pharma Pte. Ltd. executed September 20, 2006 for benefit of State Bank of India, New York Branch, incorporated by reference to Exhibit 10.8 of Form 10.

10.10	Unconditional Guaranty of Payment by Jubilant Pharma Pte. Ltd. executed September 20, 2006 for benefit of Bank of Baroda, incorporated by reference to Exhibit 10.9 of Form 10.

10.11	Unconditional Guaranty of Payment by CHI made to Bank of Baroda executed September 22, 2006, incorporated by reference to Exhibit 10.10 of Form 10.

10.12	Unconditional Guaranty of Payment by CHI made to State Bank of India, New York Branch executed September 22, 2006, incorporated by reference to Exhibit 10.11 of Form 10.

10.13	Pledge Agreement among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI dated September 22, 2006, incorporated by reference to Exhibit 10.12 of Form 10.

10.14	Pledge Agreement dated September 22, 2006 among CHI, State Bank of India, New York Branch, Bank of Baroda and JCPI, incorporated by reference to Exhibit 10.13 of Form 10.

10.15	Security Agreement dated September 22, 2006 between JCPI and State Bank of India, New York Branch, incorporated by reference to Exhibit 10.14 of Form 10.

10.16	Security Agreement dated September 22, 2006 between JCPI and State Bank of India, New York Branch and Bank of Baroda, incorporated by reference to Exhibit 10.15 of Form 10.

10.17	Subordination Agreement dated September 22, 2006 between JCPI, CHI and Jubilant Pharma Pte. Ltd., incorporated by reference to Exhibit 10.16 of Form 10.

10.18	Amendment to Credit Documentation dated September 25, 2007 between JCPI, State Bank of India, New York Branch, Bank of Baroda and CHI, incorporated by reference to Exhibit 10.17 of Form 10.

10.19	Pledge Modification Agreement dated September 25, 2007 among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI, incorporated by reference to Exhibit 10.18 of Form 10.

10.20	Credit Modification Agreement dated February 24, 2010 between JCPI, State Bank of India, New York Branch, Bank of Baroda, CHI, and Jubilant Pharma Pte. Ltd., incorporated by reference to Exhibit 10.19 of Form 10.

10.21	Pledge Modification Agreement dated February 24, 2010 among State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI, incorporated by reference to Exhibit 10.20 of Form 10.

10.22	Second Pledge Modification Agreement dated February 24, 2010 among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, Bank of Baroda, JCPI and CHI, incorporated by reference to Exhibit 10.21 of Form 10.

10.23	Revolving Credit Demand Promissory Note of JCPI to State Bank of India, New York Branch, incorporated by reference to Exhibit 10.22 of Form 10.

10.24	Subordination Agreement dated February 24, 2010 among JCPI, CHI and Jubilant Pharma Pte. Ltd., incorporated by reference to Exhibit 10.23 of Form 10.

10.25	Unconditional Continuing Guaranty of Payment dated February 24, 2010 of CHI made to State Bank of India, New York Branch, incorporated by reference to Exhibit 10.24 of Form 10.

10.26	Letter of Comfort of April 21, 2011 from State Bank of India, New Delhi Branch to State Bank of India, New York Branch, incorporated by reference to Exhibit 10.25 of Form 10.

10.27	Letter, dated September 30, 2011, from State Bank of India extending revolving credit facility (together with letter dated May 10, 2011 referred to therein), incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 6, 2011.

10.28	Master Product Development Cooperation Agreement dated as of August 14, 2008 between Jubilant Life Sciences Ltd. (formerly known as Jubilant Organosys Ltd.) (“Jubilant”) and JCPI, incorporated by reference to Exhibit 10.26 of Form 10.

10.29	Supply Agreement dated June 30, 2005 between Jubilant and JCPI, incorporated by reference to Exhibit 10.27 of Form 10.

10.30	Master Supply Agreement dated as of May 27, 2011 between Jubilant and JCPI, incorporated by reference to Exhibit 10.28 of Amendment No. 1 to Form 10 filed on July 13, 2011 (“Form 10 Amendment 1”).

10.31	Toll Manufacturing Conversion Agreement dated as of May 27, 2011 between Jubilant and JCPI, incorporated by reference to Exhibit 10.29 to Form 10 Amendment 1 (confidential treatment has been granted for portions of this Exhibit).

10.32	Lease Agreement dated November 1, 2005 between JCPI and G&I 1155 Business Center Fe LLC (as successor to Brandywine Operating Grand C, L.P.) (“G&I”) re: Horsham, Pennsylvania offices, incorporated by reference to Exhibit 10.30 of Form 10.

10.33	First Amendment dated May 1, 2008 to Lease Agreement dated November 1, 2005 between JCPI and G&I, incorporated by reference to Exhibit 10.31 of Form 10.34 to 2012 Form 10-K.

10.34	Second Amendment dated February 29, 2012 to Lease Agreement dated November 1, 2005, as amended May 1, 2008 between JCPI and G&I, filed herewith.

10.35	Amendment to Credit Modification Agreement, dated October 28, 2011 by and among State Bank of India, New York Branch, JCPI, CHI, Jubilant Pharma Pte. Ltd, and Generic Pharmaceuticals Holdings, Inc. (“GPH”), incorporated by reference to Exhibit 10.1 to Quarterly Report for the Quarterly Period ended December 31, 2012 filed on February 14, 2012.

10.36	Third Pledge Modification Agreement, among Jubilant Pharma Pte. Ltd., State Bank of India, New York Branch, JCPI, CHI and GPH, incorporated by reference to Exhibit 10.2 to Quarterly Report for the Quarterly Period ended December 31, 2012, filed on February 14, 2012.

10.37	Credit Facility Agreement, dated, February 2, 2012, among JCPI (“Cadista Pharmaceuticals”), and ICICI Bank Limited, New York Branch (“ICICI Bank NY”), incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 8, 2012.

10.36	Form of Promissory Note of JCPI made to ICICI Bank NY, dated February 2, 2012, incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 8, 2012.

10.38	Security Agreement, dated February 2, 2012, between JCPI and ICICI Bank NY, incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 8, 2012.

10.39	Subordination Agreement, dated February 2, 2012, between CHI and ICICI Bank NY, incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 8, 2012.

10.40	Non-Disposal Undertaking, dated February 2, 2012, executed by CHI and Cadista Pharmaceuticals, for the benefit of ICICI Bank NY, incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 8, 2012.

10.41	Intercreditor Agreement dated February 2, 2012 among ICI Bank NY, State Bank of India, New York Branch, JCPI, and CHI, incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 8, 2012.

10.42	Undertaking, dated February 2, 2012, by Jubilant Life Sciences Limited, for the benefit of ICICI Bank NY, acknowledged and agreed to by JCPI and CHI, incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 8, 2012.

10.43	Second Amendment to Credit Modification Agreement, dated February 2, 2012, among State Bank of India, New York Branch (“SBNY”), JCPI, and CHI, incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 8, 2012.

10.44	Amendment to Security Agreement, dated February 2, 2012, between SBNY and JCPI, incorporated by reference to Exhibit 10.9 of Form 8-K filed on February 8, 2012.

10.45	Fiscal Year 2011 Bonus Plan, incorporated by reference to Exhibit 10.32 of Amendment No. 2 to Form 10 filed on August 8, 2011.

10.46	Description of Fiscal Year 2012 Bonus Plan, incorporated by reference to Item 5.02 of the Form 8-k filed on October 31, 2011.

10.47	Loan Agreement, made as of November 23, 2011, between HSL Holdings, Inc. and JCPI, together with the Guaranty of Jubilant Life Sciences Holdings, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 29, 2011.

10.48	Non-Objection Certificate, dated November 22, 2011, from State Bank of India, incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 29, 2011.

10.49	Tax Sharing Agreement, effective as of October 1, 2001, between Jubilant Life Sciences Holdings, Inc. and CHI, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2011.

10.50	Description of Fiscal Year 2013 Bonus Plan, incorporated by reference to Item 5.02 of the Form 8-k filed on November 7, 2012

10.51	Amendment, dated December 27, 2012, to Master Supply Agreement, dated May 27, 2011 between JCPI and Jubilant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2012, filed on February 13, 2013) (Confidential treatment has been granted for portions of this Exhibit)

10.52	Master Supply Agreement, dated December 27, 2012 between JCPI and Jubilant (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2012, filed on February 13, 2013) (Confidential treatment has been granted for portions of this Exhibit).

10.53	Amendment, dated November 30, 2012, to Loan Agreement, dated November 23, 2011 between JCPI and HSL Holdings Inc (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2012, filed on February 13, 2013)

10.54	Loan Agreement, dated January 30, 2013, between JCPI and HSL Holdings Inc., filed herewith

10.55	Amendment No. 2, dated as of January 30, 2013, to Loan Agreement, dated November 23, 2011 among JCPI, HSL Holdings Inc. and Jubilant Life Sciences Holdings, Inc., as Guarantor, as previously amended, filed herewith

21	Subsidiaries of CHI, incorporated by reference to Exhibit 21 to Form 10.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBLR Extension Calculation Linkbase

*101.LAB	XBLR Extension Label Linkbase

*101.PRE	XBLR Extension Presentation Linkbase

*101.DEF	XBLR Taxonomy Extension Definition Linkbase

*As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

