Form 10-Q
period 2013-06-30
Cadista Holdings Inc.
filed 2013-08-14
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes      ☐          No     ☒

As of August 13, 2013 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	17,126	5,615
Accounts receivable	20,347	22,063
Due from related parties	10,786	10,821
Inventories	23,962	23,431
Prepaid expenses and other current assets	384	630
Deferred tax assets (current)	4,781	4,644
Total current assets	$77,386	$67,204

Restricted cash	2	27
Loan to related party	20,000	20,000
Property, plant and equipment, net	19,890	19,427
Intangible assets, net	1,145	1,211
Total assets	$118,423	$107,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,091	3,734
Due to related parties	3,022	2,193
Other current liabilities	7,334	4,139
Dividend payable	66	66
Total current liabilities	$13,513	$10,132
Deferred tax liabilities(non-current)	1,289	1,254
Total liabilities	$14,802	$11,386
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of June 30, 2013 and March 31, 2013
Additional paid-in capital	38,755	38,755
Accumulated surplus	64,748	57,610
Total stockholders’ equity	$103,621	$96,483
Total liabilities and stockholders’ equity	$118,423	$107,869

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Three months ended June 30,
	2013	2012

Net revenues	$25,657	$29,874
Cost of revenues	12,052	10,494
Gross profit	13,605	19,380

Operating costs and expenses:
Research and development expenses	9	-
Selling, general and administration	1,840	1,117
Depreciation and amortization	542	414

Total operating costs and expenses	2,391	1,531

Operating income	11,214	17,849
Other income (expense), net	336	104
Income before income taxes	11,550	17,953
Income taxes	4,412	6,847
Net income	$7,138	$11,106

Net income per common share
Basic	$0.06	$0.09
Diluted	$0.06	$0.09

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Three months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,138	$11,106
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	542	414
Deferred income taxes	(102)	(20)
Provision for bad debts	112	2
Changes in operating assets and liabilities, net
Decrease/(increase) in accounts receivable	1,605	(1,991)
(Increase)/decrease in inventories	(531)	161
Decrease in dues from related parties	35	142
Increase/(decrease) in dues to related parties	829	(1,804)
Increase in accounts payable and other current liabilities	2,551	597
Decrease/(increase) in prepaid expenses and other current assets	246	(73)
Net cash provided by operating activities	$12,425	$8,534

Cash flows from investing activities:
Purchase of property, plant and equipment	$(939)	$(2,228)

Net cash (used in) investing activities	$(939)	$(2,228)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$-	$1

Net cash provided by financing activities	$-	$1

Net change in cash and cash equivalents	$11,486	$6,307

Cash and cash equivalents (including restricted cash)
Beginning of the period	$5,642	$2,169
End of the period	$17,128	$8,476

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$-	$22
Cash paid during the period for tax, net of refunds	$1,776	$6,524

(See accompanying notes to the condensed consolidated financial statements)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2013 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2013. The balance sheet as at March 31, 2013 presented in this report has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Amounts presented in the financial statements and footnotes are rounded to the nearest thousands, except per share data and par values. Unless the context requires otherwise, references in these notes to the “Company,” “we,” “us” or “our” refers to Cadista Holdings Inc. and its subsidiary, Jubilant Cadista Pharmaceuticals Inc.

Certain reclassifications, regroupings and reworking have been made in the condensed consolidated financial statements of the prior period to conform to the classifications used in the current period. These changes had no impact on previously reported net income or stockholders’ equity.

b)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The guidance in this topic does not apply to the Company as the Company has no items of Other Comprehensive Income in any period presented and in such cases the Company is excluded from reporting other comprehensive income or comprehensive income.

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

The table below reflects basic and diluted net income per share for the:

	Three months ended June 30,
	2013	2012
Net income available for common shareholders (basic and dilutive)	$7,138	$11,106

Weighted average shares outstanding:
Basic	117,797	117,797
Effect of dilutive stock	750	750
Diluted	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.06	$0.09
Diluted	$0.06	$0.09

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of June 30, 2013 and 2012 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of June 30, 2013, the Company had loans outstanding in the principal amount of $ 30,000, that it had extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 29, 2013. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement;” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements. By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings and Jubilant Holdings. If HSL Holdings and Jubilant Holdings were to not perform their obligations under the HSL Loan Agreements the Company could lose some or all of its investment. In management’s opinion, as of June 30, 2013, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the three months ended June 30, 2013, three customers had a 33%, 12% and 12% share in net product sales, respectively, and for the three months ended June 30, 2012 three customers had a 28%, 17% and 12% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of June 30, 2013, three customers had 36%, 15% and 10% shares, respectively, and as of June 30, 2012 three customers had 34%, 15% and 13% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the three months ended June 30, 2013, two products collectively accounted for approximately 72% of net product sales and for the three months ended June 30, 2012, three products collectively accounted for approximately 86% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of June 30, 2013	As of March 31, 2013
Cash in hand	$1	$1
Balances with banks in current accounts	3,222	1,538
Balances with banks in money market funds*	13,905	4,103
	$17,128	$5,642

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of June 30, 2013 and March 31 2013, cash equivalents include restricted cash of $2 and $27, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of June 30, 2013 and 2012 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Three months ended June 30,
	2013	2012
Balance at the beginning of the period	$241	$181
Charges to revenues and costs	112	2
Doubtful accounts written-off	-	-
Balance at the end of the period	$353	$183

5	INVENTORIES

Inventories consist of the following amounts:

	June 30,	March 31,
	2013	2013
Raw materials	$10,871	$11,423
Work in progress	3,054	2,467
Finished goods*	10,715	9,881
Stores and spares	412	335
	$25,052	$24,106
Provision for slow moving / obsolete inventory	(1,090)	(675)
	$23,962	$23,431

* includes adjustments for market value.

The activity in the allowance for slow moving/obsolete inventory is given below.

	Three months ended June 30,
	2013	2012
Balance at the beginning of the period	$675	$161
Charges to revenues and costs, net *	1,021	47
Inventory written-off	(606)	-
Balance at the end of the period	$1,090	$208

*During the three months ended June 30, 2013 and 2012, the Company has written down inventory by $ 521 (net of $ 500 recovered from vendor), and $ 47 respectively, resulting from the write-off of slow-moving and obsolete inventory. These amounts are included in the cost of revenues.

6.	SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $ 6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points. There were no short term loans under the SBNY Revolver as of June 30, 2013 or March 31, 2013. The Company elected not to renew the credit facility when it expired on November 18, 2012. All guarantees and SBNY’s security interest in all collateral securing this credit facility were fully released in April 2013 when the Company and SBNY fully resolved all outstanding balances of immaterial amounts with respect to the credit facility.

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

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Three months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
June 30, 2013	-	-		-
June 30, 2012	-	$25	*	-

The interest rate as of June 30, 2012 was 3.90%.

* Commitment charges on the unutilized credit line

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.” As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 38.20% for the year ending March 31, 2014, as compared to 37.90% for the year ended March 31, 2013. The increase in effective tax rate is on account of lower tax depreciation estimated during the year resulting in the increase in current federal and state taxes due to the resulting higher projected taxable income for the year. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the three months ended June 30, 2013, the Company has recognized a tax expense of $4,412, comprised of $4,514 of current tax and ($102) of deferred tax expense; compared to a tax expense of $6,847, comprised of $6,867 of current tax and ($20) of deferred tax expense for the comparable period of 2012. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of June 30, 2013 the Company owes $3,786 towards federal taxes and $216 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the three months ended June 30, 2013 the Company did not make any payments to Jubilant Holdings under the Tax Sharing Agreement.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the three months ended June 30, 2013, other than the change in the balance of accumulated surplus due to the net income earned during the period.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events. To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essential forward-looking estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended March 31, 2013, and from time to time in our other filings with the SEC, including current reports on Form 8-K, and general industry and economic conditions. The forward-looking statements in this Quarterly Report statement speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the three months ended June 30, 2013 and June 30, 2012 approximately 96% and 93% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. There were no revenues from these drug development services during either the three month period ended June 30, 2013 or the three month period ended June 30, 2012.

We filed our first ANDA with the FDA in May, 1996, and through June 30, 2013 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals in the three months ended June 30, 2013. For the three month period ended June 30, 2013 we reported net revenue of $25,657 representing a decrease of 14% as compared to the three month period ended June 30, 2012.

As of June 30, 2013, we marketed 17 products, all of which are prescription generic pharmaceutical products. Five of these products are marketed by us under a Master Supply Agreement that we entered into with Jubilant in May 2011, which was amended in December 2012 (as amended the “2011 Master Supply Agreement”). One of the 17 products currently marketed by us, Losartan Potassium Hydrochlorothiazide Tablets, the ANDA for which is owned by us and is not marketed under the 2011 Master Supply Agreement, we commenced marketing during the three months period ended June 30, 2013. As of June 30, 2013, our new product pipeline consisted of 21 products for which ANDAs were pending with the FDA (19 of which are ANDAs filed and owned by Jubilant with respect to which we have marketing rights under the 2011 Master Supply Agreement) and one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with FDA.

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

Results of Operations

	Three months ended June 30
	2013	2012	Change
	$000’s	$000’s	$000’s	Percent
Revenues	25,657	29,874	(4,217)	(14)%
Costs of revenues (exclusive of depreciation and amortization)	12,052	10,494	1,558	15%
Research and development expense (exclusive of depreciation and amortization)	9	-	9	-%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,840	1,117	723	65%
Depreciation and amortization	542	414	128	31%
Income from operations	11,214	17,849	(6,635)	(37)%
Other income (expense), net	336	104	232	223%
Income before income tax	11,550	17,953	(6,403)	(36)%
Income tax expense	4,412	6,847	(2,435)	(36)%
Net income	7,138	11,106	(3,968)	(36)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. There were no revenues from these drug development services during the three months ended June 30, 2013 and June 30, 2012.

Revenues for the three months ended June 30, 2013 decreased 14% or $4,217 to $25,657 compared to revenues of $29,874 from the corresponding period of 2012. The decrease in revenues is mainly attributable to decrease in sales of Methylprednisolone and Meclizine and a small increase in sales of Lamotrigine, Prednisone and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Risperidone ODT, Olanzapine ODT and Valacyclovir.

Total revenues of our top selling products were as follows:

	Three months ended
	June 30
	2013	2012	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	15,663	19,871	(4,208)	(21.2)
Meclizine	2,899	3,532	(633)	(17.9)
Other product revenues	7,095	6,471	624	9.6
Net product sales	25,657	29,874	(4,217)	(14.1)
Other revenues	-	-	-	-
Total revenues	25,657	29,874	(4,217)	(14.1)

During the three month period ended June 30, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 72% of our total net product sales and approximately 90% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the three month periods ended June 30, 2013 and 2012, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. For the three months ended June 30, 2013 we realized lower revenues from Methylprednisolone products as compared to the three months ended June 30, 2012 primarily as a result of more competitive pricing in the market. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there have been two competitors supplying this generic product in the U.S. market through the end of our last fiscal year. Two additional competitors received FDA approval during our last fiscal year. We believe, of these two additional competitors, one has entered the market in the quarter ended June 30, 2013. We believe that the new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins in future periods.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the three month ended June 30, 2013 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets and Losartan Potassium Hydrochlorothiazide tablets. Our revenues from sales of these other products increased during the three month ended June 30, 2013 compared to the corresponding periods of 2012. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets and Olanzapine ODT tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets and Olanzapine ODT tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, respectively. The increase in Other Product Revenues for three months ended June 30, 2013 compared to the corresponding period of 2012 was primarily attributable to an aggregate increase of $3,768 from the sales of Prednisone tablets, Lamotrigine tablets, Donepezil tablets, Alendronate tablets, Pantoprazole DR tablets, Risperidone ODT, Valacyclovir tablets, Olanzapine ODT tablets and Losartan Potassium Hydrochlorothiazide tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Cyclobenzaprine tablets, Prochlorperazine tablets, Oxcarbazepine tablets, and HCTZ tablets and capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances, including shelf stock adjustments (price protection). These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments, other than for shelf stock adjustments and for chargebacks, have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. Historically, until the quarter ended September 30, 2011, the Company did not experience any material shelf stock adjustments (i.e. credits issued to a customer, in accordance with specific terms agreed to with the customer, to reflect price reductions and based upon the amount of the product the customer has in its inventory). Accordingly, the Company did not create any reserve for the shelf stock adjustments. As a result of the Company’s currently selling certain products where the Company expects increased competition resulting in lower prices, the Company has assessed that there is a greater chance that it will experience shelf stock adjustments than it has in the past and has established a reserve for these adjustments, which is referred to as the “Price Protection Reserve”. Historically, the Company did not include in its reserve for chargebacks an estimation of charges by retail drug stores for the difference between the price paid to a wholesaler and our negotiated contract price with the retailer. Commencing with our fiscal year ended March 31, 2013, we have included the estimate for these charges as the Company has assessed that there is a greater chance that it will incur these charges than in the past.

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

Our gross revenues for the three month periods ended June 30, 2013 and June 31, 2012, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Three months ended
	June 30
	2013	2012
Description	$000’s	$000’s
Gross revenues	32,010	37,911
Chargebacks	3,024	3,699
Rebates, fees, incentives and cash discounts	2,206	3,421
Medicaid/ISA fees	405	483
Returns	807	351
Price protection reserve	(89)	83
Net product sales	25,657	29,874
Net to Gross %	80.2%	78.8%

The following tables summarize the roll forward for the three month periods ended June 30, 2013 and June 30, 2012 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the three months ended June 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,963	3,024	-	3,254	1,733
Rebates and incentive programs	2,751	2,062	-	2,244	2,569
Returns	1,280	807	-	681	1,406
Cash discounts and other	578	549	-	611	516
Price protection reserve	1,174	22	(111)	380	705
Total	7,746	6,464	(111)	7,170	6,929

	For the three months ended June 30, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	3,699	-	3,261	1,865
Rebates and incentive programs	4,264	3,271	-	2,467	5,068
Returns	1,807	351	-	668	1,490
Cash discounts and other	455	633	-	581	507
Price protection reserve	1,354	83	-	84	1,353
Total	9,307	8,037	-	7,061	10,283

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

Cost of revenues increased 15% or $1,558 to $12,052 in the three months ended June 30, 2013 compared to $10,494 for the comparable period of 2012. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost and an increase in production related payroll and write off of short dated inventories.

Our cost of revenues as a percentage of net revenues in the three months ended June 30, 2013, increased 12% from the three months ended June 30, 2012, increasing from 35% in the three months ended June 30, 2012 to 47% in the three months ended June 30, 2013. The majority of such 12% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost and price erosion with respect to other lower manufacturing cost products during the quarter ended June 30, 2013.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses increased $9 to $9 for the three months ended June 30, 2013 compared to Nil in the corresponding period of 2012. This increase was primarily a result of $9 of expenses for the new products which the Company is exploring.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 65% or $723 to $1,840 for three months ended June 30, 2013 compared to $1,117 in the corresponding period of 2012. The increase in expense was the result of increase of $434 in legal and professional charges and $21 in payroll and benefits offset by a decrease of $19 in bank charges.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 31% or $128 to $542 for the three months ended June 30, 2013 compared to $414 in the corresponding period of 2012. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period and due to change in useful life of some of the assets from 4 years to 1 year.

Other income (expense), net

Other income (expense), net consists of interest and other finance costs, offset against interest income.

Other income, net increased 223% or $232 to $336 for the three month ended June 30, 2013 compared to $104 in the corresponding period of 2012. This increase was primarily the result of an increase in interest income as a result of a $10 million loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that bears interest a rate equal to five percent (5%) per annum and interest income on a $20 million loan we provided to HSL Holdings on January 30, 2013 that bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”).

Income Tax Expense

The income tax expense decreased by $2,435 to $4,412 for the three month period ended June 30, 2013 compared to $6,847 in the corresponding period of 2012. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits decreased during the three month period ended June 30, 2013 as compared to profits for the corresponding period of last year, the current tax expense recognized in the period decreased.

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

As of June 30, 2013, the Company owes $3,786 towards federal taxes and $216 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the three months ended June 30, 2013 the Company did not make any payments to Jubilant Holdings under the Tax Sharing Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facilities with our banks. As of June 30, 2013, we had no outstanding borrowings under bank credit facilities, and we elected not to renew the $6,500 revolving credit facility we had with State Bank of India, New York Branch (“SBNY”), which expired on November 18, 2012, and the $8,500 revolving credit facility we had with ICICI Bank NY (“ICICIBNY”), which expired on February 2, 2013. As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $2) of $17,126. In addition, the $30,000 principal amount of loans we had outstanding as of June 30, 2013 to our affiliate company, HSL Holdings, is another potential source of liquidity. $10,000 principal amount of such loans is repayable upon 30 days prior notice and $20,000 principal amount of such loans is repayable upon 60 days prior notice.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching five products that are represented by three ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of June 30, 2013; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; the launch of additional products, that we market pursuant to our 2011 Master Supply Agreement with Jubilant, the launch by Jubilant of certain of our products outside of the United States pursuant to the master supply agreement that we entered into with Jubilant in December 2012 (pursuant to which Jubilant acquired exclusive marketing rights to nine of our products in 27 countries outside of the United States); and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of June 30, 2013 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

On June 30, 2013, cash and cash equivalents (excluding restricted cash $2) on hand totaled $17,126, working capital (excluding cash and cash equivalents) totaled $46,747 and our current ratio (current assets to current liabilities) was approximately 5.73 to 1. Our working capital as of June 30, 2013 decreased approximately $4,710 to $46,747 compared to our working capital as of March 31, 2013 (which was $51,457) primarily because of decrease in accounts receivable and increase in other current liabilities.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the three months ended June 30, 2013 and June 30, 2012.

	For the three months ended June 31, (in thousands)
	2013	2012
Net cash provided by/(used in):
Operating activities	12,425	8,534
Investing activities	(939)	(2,228)
Financing activities	-	1
Net increase (decrease) in cash and cash equivalents	$11,486	$6,307

Operating activities:    Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $12,425 for the three month period ended June 30, 2013, compared to $8,534 for the comparable period of 2012. This net increase in cash in the first three month period of our 2014 fiscal year compared to the corresponding period of our 2013 fiscal year was primarily due to an increase in other current liabilities and due to related parties. Inventories in the three month period of our 2013 fiscal year increased over the comparable period of the prior year as a result causing a $531 use of cash. There is a cash increase of $1,640 on account of accounts receivable, including due from related parties. Other current assets decreased by $246 during the three month period ended June 30, 2013 as compared to the corresponding period of our 2013 fiscal year.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $939 for the three months ended June 30, 2013, compared to $2,228 for the three month period ended June 30, 2012. During the three month period ended June 30, 2013, capital expenditures primarily consisted of the purchase of equipment for the manufacture of new products to be installed in the portion of our facility that we modified during our last fiscal year and during the three month period ended June 30, 2012, capital expenditures primarily consisted of the purchase of equipment to replace old equipment and modification of the building at our Maryland facility.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. Net cash provided from financing activities was $Nil for the three months ended June 30, 2013, compared to $1 in the three months ended June 30, 2012. The decrease in cash flow from financing activities was the result of no borrowings under any of the credit facilities during the three month period ended June 30, 2013 compared to $1 of borrowing under our credit facilities for the period ended June 30, 2012.

Bank Facilities

Cadista Pharmaceuticals had a Revolving Credit Facility (the “SBNY Revolver”) from SBNY for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). We elected not to renew the credit facility when it expired on November 18, 2012 and there was no loan outstanding on the expiration date or on March 31, 2013 or on June 30, 2013. All guarantees and SBNY’s security interest in all collateral securing this credit facility have been released. The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points.

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

The ICICI Credit Facility Agreement had a one year term that expired on February 2, 2013. We elected not to pursue a renewal of the term, and the credit facility is now expired. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement on the date of its expiration or on March 31, 2013 or on June 30, 2013. ICICI Bank NY’s security interest in all collateral securing this credit facility has been released.

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

Critical Accounting Policies

Our critical accounting policies are set forth in the Annual Report on Form 10-K for our fiscal year ended March 31, 2013, which contains our audited financial statements for our fiscal year ended March 31, 2013. There has been no change, update or revision to our critical accounting policies subsequent to our filing of such Form 10-K. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At June 30, 2013, we had cash and cash equivalents of $17,128, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10,000 HSL Loan that we funded in November 2011 (the “2011 HSL Loan”), that was outstanding as of June 30, 2013, bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 29, 2013, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20,000 HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. Due to the short-term nature of our cash and cash equivalent investments and the 2011 HSL Loan and the demand feature of the 2013 HSL Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans to fluctuate.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed Consolidated Balance Sheets, (ii) the condensed Consolidated Statements of Income, (iii) the condensed Consolidated Statements of Cash Flows, and (iv) notes to the condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : August 13, 2013	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed Consolidated Balance Sheets, (ii) the condensed Consolidated Statements of Income, (iii) the condensed Consolidated Statements of Cash Flows, and (iv) notes to the condensed Consolidated Financial Statements.

