Form 10-Q
period 2013-09-30
Cadista Holdings Inc.
filed 2013-11-14
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       ☐        No       ☒

As of November 13, 2013 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

	September 30,	March 31,
	2013	2013
ASSETS

Current assets:
Cash and cash equivalents	3,010	5,615
Accounts receivable	20,738	22,063
Due from related parties	25,839	10,821
Inventories	29,063	23,431
Prepaid expenses and other current assets	782	630
Deferred tax assets (current)	5,344	4,644
Total current assets	$84,776	$67,204

Restricted cash	25	27
Loan to related party	20,000	20,000
Property, plant and equipment, net	20,624	19,427
Intangible assets, net	1,079	1,211
Total assets	$126,504	$107,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,060	3,734
Due to related parties	6,898	2,193
Other current liabilities	2,584	4,139
Dividend payable	66	66
Total current liabilities	$14,608	$10,132
Deferred tax liabilities(non-current)	1,543	1,254
Total liabilities	$16,151	$11,386
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of September 30, 2013 and March 31, 2013
Additional paid-in capital	38,755	38,755
Accumulated surplus	71,480	57,610
Total stockholders’ equity	$110,353	$96,483
Total liabilities and stockholders’ equity	$126,504	$107,869

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA  HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Six months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net revenues	$50,205	$57,177	$24,548	$27,303
Cost of revenues	23,590	20,225	11,538	9,731
Gross profit	26,615	36,952	13,010	17,572

Operating costs and expenses:
Research and development expenses	9	250	-	250
Selling, general and administration	3,753	2,267	1,913	1,150
Depreciation and amortization	1,084	860	542	446

Total operating costs and expenses	4,846	3,377	2,455	1,846

Operating income	21,769	33,575	10,555	15,726
Other income (expense), net	726	240	390	136
Income before income taxes	22,495	33,815	10,945	15,862
Income taxes	8,625	12,904	4,213	6,057
Net income	$13,870	$20,911	$6,732	$9,805

Net income per common share
Basic	$0.12	$0.18	$0.06	$0.08
Diluted	$0.12	$0.18	$0.06	$0.08

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$13,870	$20,911
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,084	860
Deferred income taxes	(411)	292
Provision for bad debts	112	2
Changes in operating assets and liabilities, net
Decrease in accounts receivable	1,214	1,284
(Increase) in inventories	(5,632)	(3,512)
(Increase) / Decrease in dues from related parties	(18)	14
Increase/(decrease) in dues to related parties	4,705	(595)
(Decrease)/Increase in accounts payable and other current liabilities	(1,016)	230
(Increase) in prepaid expenses and other current assets	(152)	(134)
Net cash provided by operating activities	$13,756	$19,352

Cash flows from investing activities:
Purchase of property, plant and equipment	$(1,363)	$(4,514)
Short term investments (term deposit)	-	(5,000)
Loan to related party	(15,000)	-

Net cash (used in) investing activities	$(16,363)	$(9,514)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$-	$-

Net cash provided by financing activities	$-	$-

Net change in cash and cash equivalents	$(2,607)	$9,838

Cash and cash equivalents (including restricted cash)
Beginning of the period	$5,642	$2,169
End of the period	$3,035	$12,007

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$-	$43
Cash paid during the period for tax, net of refunds	$10,246	$11,928

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

The table below reflects basic and diluted net income per share for the:

	Six months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net income available for common shareholders (basic and dilutive)	$13,870	$20,911	$6,732	$9,805

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.12	$0.18	$0.06	$0.08
Diluted	$0.12	$0.18	$0.06	$0.08

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of September 30, 2013 and 2012 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of September 30, 2013, the Company had loans outstanding in the principal amount of $ 30,000, that it had extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 29, 2013. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement;” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015.  Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements.

In addition, as of September 30, 2013, we also had a loan outstanding in the principal amount of $15,000 (the “Draximage Loan”)  that we had extended to Jubilant Draximage Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Ltd (“Jubilant Pharma”), which together with Jubilant Life Sciences Ltd. (“Jubilant”) owns Jubilant Holdings.  $12,000 of the Draximage Loan was funded on August 23, 2013 pursuant to a loan agreement of the same date with the Company (the “Draximage Loan Agreement”).  The remaining $3,000 of the Draximage Loan was funded, in accordance with the Draximage Loan Agreement, on September 30, 2013.  The $15,000 Draximage Loan has a maturity date of August 22, 2014.  Jubilant Pharma has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement.

By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma. If HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma were to not perform their respective obligations under the HSL Loan Agreements and the Draximage Loan Agreement the Company could lose some or all of its investments. In management’s opinion, as of September 30, 2013, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the six months ended September 30, 2013, three customers had a 29%, 12% and 11% share in net product sales, respectively, and for the six months ended September 30, 2012 three customers had a 26%, 17% and 11% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. For the three months ended September 30, 2013, four customers had a 24%, 13%, 11% and 10% share in net product sales, respectively, and for the three months ended September 30, 2012 three customers had a 24%, 18% and 10% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of September 30, 2013, three customers had 23%, 23% and 11% shares, respectively, and as of September 30, 2012 three customers had 29%, 14% and 12% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the six months ended September 30, 2013, two products collectively accounted for approximately 71% of net product sales and for the six months ended September 30, 2012, two products collectively accounted for approximately 77% of net product sales. For the three months ended September 30, 2013, two products collectively accounted for approximately 69% of net product sales and for the three months ended September 30, 2012, two products collectively accounted for approximately 76% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of September 30, 2013	As of March 31, 2013
Cash in hand	$-	$1
Balances with banks in current accounts	2,626	1,538
Balances with banks in money market funds*	409	4,103
	$3,035	$5,642

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of September 30, 2013 and March 31 2013, cash equivalents include restricted cash of $25 and $27, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of September 30, 2013 and 2012 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Six months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$241	$181	$353	$183
Charges to revenues and costs	112	2	-	-
Doubtful accounts written-off	(2)	-	(2)	-
Balance at the end of the period	$351	$183	$351	$183

5	INVENTORIES

Inventories consist of the following amounts:

	September 30,	March 31,
	2013	2013
Raw materials	$12,395	$11,423
Work in progress	2,838	2,467
Finished goods*	14,074	9,881
Stores and spares	492	335
	$29,799	$24,106
Provision for slow moving / obsolete inventory	(736)	(675)
	$29,063	$23,431

* includes adjustments for market value.

The activity in the allowance for slow moving/obsolete inventory is given below.

	Six months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$675	$161	$1,090	$208
Charges to revenues and costs, net *	1,686	61	665	14
Inventory written-off	(1,625)	-	(1,019)	-
Balance at the end of the period	$736	$222	$736	$222

*During the six months ended September 30, 2013 and 2012, the Company has written down inventory by $ 1,686 (net of $ 843 recovered from vendor), and $ 61 respectively, and during the three months ended September 30, 2013 and 2012, the Company has written down inventory by $ 665 (net of $ 343 recovered from vendor), and $ 14 respectively, resulting from the write-off of slow-moving and obsolete inventory. These amounts are included in the cost of revenues.

6	SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $ 6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points. There were no short term loans under the SBNY Revolver as of September 30, 2013 or March 31, 2013. The Company elected not to renew the credit facility when it expired on November 18, 2012. All guarantees and SBNY’s security interest in all collateral securing this credit facility were fully released in April 2013 when the Company and SBNY fully resolved all outstanding balances of immaterial amounts with respect to the credit facility.

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

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Six months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
September 30, 2013	-	-		-
September 30, 2012	-	$46	*	-

Three months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
September 30, 2013	-	-		-
September 30, 2012	-	$21	*	-

The interest rate as of September 30, 2012 was 3.95%.

* Commitment charges on the unutilized credit line

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.” As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 38.34% for the year ending March 31, 2014, as compared to 37.90% for the year ended March 31, 2013. The increase in effective tax rate is on account of lower tax depreciation and higher temporary differences estimated during the period. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the six months ended September 30, 2013, the Company has recognized a tax expense of $8,625, comprised of $9,036 of current tax and ($411) of deferred tax expense; compared to a tax expense of $12,904, comprised of $12,612 of current tax and $292 of deferred tax expense for the comparable period of 2012. For the three months ended September 30, 2013, the Company has recognized a tax expense of $4,213, comprised of $4,522 of current tax and ($309) of deferred tax expense; compared to a tax expense of $6,057, comprised of $5,745 of current tax and  $312 of deferred tax expense for the comparable period of 2012. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of September 30, 2013 the Company was entitled to a refund of $230 for federal taxes and had a payment obligation of $240 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the six months ended September 30, 2013 the Company paid $8,100 to Jubilant Holdings under the Tax Sharing Agreement, which was paid during the three months ended September 30, 2013.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the six months and three months ended September 30, 2013, other than the change in the balance of accumulated surplus due to the net income earned during the period.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the six months ended September 30, 2013 and September 30, 2012 approximately 93% of our product sales revenue, were derived from products sold under our own product label. For the three months ended September 30, 2013 and September 30, 2012 approximately 90% and 93% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. For the six months ended September 30, 2013 and September 30, 2012, the revenues from these drug development services were $2 and Nil, respectively, with all of the revenue for the six month period ended September 30, 2013 being achieved during the three month period ended September 30, 2013.

We filed our first ANDA with the FDA in May, 1996, and through September 30, 2013 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals in the six months ended September 30, 2013. For the six month period ended September 30, 2013 we reported net revenue of $50,205 representing a decrease of 12% as compared to the six month period ended September 30, 2012 and for the three month period ended September 30, 2013 we reported net revenue of $24,548 representing a decrease of 10% as compared to the three month period ended September 30, 2012.

As of September 30, 2013, we marketed 17 products, all of which are prescription generic pharmaceutical products. Five of these products are marketed by us under a Master Supply Agreement that we entered into with Jubilant in May 2011, which was amended in December 2012 (as amended the “2011 Master Supply Agreement”). One of the 17 products currently marketed by us, Losartan Potassium Hydrochlorothiazide Tablets, the ANDA for which is owned by us and is not marketed under the 2011 Master Supply Agreement, we commenced marketing during the three months period ended June 30, 2013. As of September 30, 2013, our new product pipeline consisted of 21 products for which ANDAs were pending with the FDA (19 of which are ANDAs filed and owned by Jubilant with respect to which we have marketing rights under the 2011 Master Supply Agreement) and one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with the FDA.  In October 2013, Jubilant received FDA approval for one of these products, Bupropian Hydrochloride, which is the generic equivalent of Wellbutrin, SR.

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

Results of Operations

	Six months ended September 30
	2013	2012	Change
	$000’s	$000’s	$000’s	Percent
Revenues	50,205	57,177	(6,972)	(12)%
Costs of revenues (exclusive of depreciation and amortization)	23,590	20,225	3,365	17%
Research and development expense (exclusive of depreciation and amortization)	9	250	(241)	(96)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	3,753	2,267	1,486	66%
Depreciation and amortization	1,084	860	224	26%
Income from operations	21,769	33,575	(11,806)	(35)%
Other income (expense), net	726	240	486	203%
Income before income tax	22,495	33,815	(11,320)	(33)%
Income tax expense	8,625	12,904	(4,279)	(33)%
Net income	13,870	20,911	(7,041)	(34)%

	Three months ended September 30
	2013	2012	Change
	$000’s	$000’s	$000’s	Percent
Revenues	24,548	27,303	(2,755)	(10)%
Costs of revenues (exclusive of depreciation and amortization)	11,538	9,731	1,807	19%
Research and development expense (exclusive of depreciation and amortization)	-	250	(250)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,913	1,150	763	66%
Depreciation and amortization	542	446	96	22%
Income from operations	10,555	15,726	(5,171)	(33)%
Other income (expense), net	390	136	254	187%
Income before income tax	10,945	15,862	(4,917)	(31)%
Income tax expense	4,213	6,057	(1,844)	(30)%
Net income	6,732	9,805	(3,073)	(31)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. For the six months ended September 30, 2013 and September 30, 2012, the revenues from these drug development services were $2 and Nil, respectively,  with all of the revenue for the six month period ended September 30, 2013 being achieved during the three month period ended September 30, 2013.

Revenues for the six months ended September 30, 2013 decreased 12% or $6,972 to $50,205 compared to revenues of $57,177 from the corresponding period of 2012. The decrease in revenues is mainly attributable to decrease in sales of Methylprednisolone, Meclizine and Terazosin and a small increase in sales of Prednisone, Cyclobenzaprine and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Olanzapine ODT and Valacyclovir.

Revenues for the three months ended September 30, 2013 decreased 10% or $2,755 to $24,548 compared to revenues of $27,303 from the corresponding period of 2012. The decrease in revenues is mainly attributable to decrease in sales of Methylprednisolone, Meclizine and Terazosin and a small increase in sales of Prednisone, Cyclobenzaprine and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Olanzapine ODT and Valacyclovir.

Total revenues of our top selling products were as follows:

	Six months ended
	September 30
	2013	2012	Change	%
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	29,952	37,308	(7,356)	(19.7)
Meclizine	5,608	6,769	(1,161)	(17.1)
Other product revenues	14,643	13,100	1,543	11.8
Net product sales	50,203	57,177	(6,974)	(12.2)
Other revenues	2	-	2	—
Total revenues	50,205	57,177	(6,972)	(12.2)

	Three months ended
	September 30
	2013	2012	Change	%
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	14,289	17,438	(3,149)	(18.1)
Meclizine	2,709	3,237	(528)	(16.3)
Other product revenues	7,548	6,628	920	13.9
Net product sales	24,546	27,303	(2,757)	(10.1)
Other revenues	2	-	2	-
Total revenues	24,548	27,303	(2,755)	(10.1)

During the six month period ended September 30, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 71% of our total net product sales and approximately 88% of our total consolidated gross margins for such six month period. During the three month period ended September 30, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 69% of our total net product sales and approximately 86% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the six month periods ended September 30, 2013 and 2012, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. For the six month and three month periods ended September 30, 2013 we realized lower revenues from Methylprednisolone products as compared to the six month and three month periods ended September 30, 2012, respectively, primarily as a result of more competitive pricing in the market. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

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

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the six month ended September 30, 2013 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets and Losartan Potassium Hydrochlorothiazide tablets. Our revenues from sales of these other products increased during the six month and three month periods ended September 30, 2013 compared to the corresponding periods of 2012. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets and Olanzapine ODT tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets and Olanzapine ODT tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013,  respectively. The increase in Other Product Revenues for the six months ended September 30, 2013 compared to the corresponding period of 2012 was primarily attributable to an aggregate increase of $6,251 from the sales of Cyclobenzaprine tablets, Prednisone tablets, Donepezil tablets, Alendronate tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets and Losartan Potassium Hydrochlorothiazide tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Lamotrigine tablets, Prochlorperazine tablets, Oxcarbazepine tablets, Risperidone ODT tablets and HCTZ tablets and capsules. The increase in Other Product Revenues for three months ended September 30, 2013 compared to the corresponding period of 2012 was primarily attributable to an aggregate increase of $3,661 from the sales of Cyclobenzaprine tablets, Prednisone tablets, Oxcarbazepine tablets, Donepezil tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets and Losartan Potassium Hydrochlorothiazide tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Lamotrigine tablets, Prochlorperazine tablets, Alendronate tablets, Risperidone ODT tablets and HCTZ tablets and capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

Our gross revenues for the six month and three month periods ended September 30, 2013 and September 30, 2012, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Six months ended		Three months ended
	September 30		September 30
	2013	2012	2013	2012
Description	$000’s	$000’s	$000’s	$000’s
Gross revenues	73,147	71,797	41,137	33,886
Chargebacks	14,951	7,003	11,927	3,304
Rebates, fees, incentives and cash discounts	5,711	5,000	3,505	1,579
Medicaid/ISA fees	719	657	314	174
Returns	1,242	627	435	276
Price protection reserve	319	1,333	408	1,250
Net product sales	50,205	57,177	24,548	27,303
Net to Gross %	68.6%	79.6%	59.7%	80.6%

The following tables summarize the roll forward for the six month and three month periods ended September 30, 2013 and September 30, 2012 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the six months ended September 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed		Ending balance
Chargebacks	1,963	14,951	-	12,476	*	4,438
Rebates and incentive programs	2,751	5,185	-	3,366		4,570
Returns	1,280	1,242	-	1,043		1,479
Cash discounts and other	578	1,245	-	1,218		605
Price protection reserve	1,174	430	(111)	1,142		351
Total	7,746	23,053	(111)	19,245		11,443

	For the six months ended September 30, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	7,003	-	5,901	2,529
Rebates and incentive programs	4,264	4,431	-	5,293	3,402
Returns	1,807	627	-	1,224	1,210
Cash discounts and other	455	1,226	-	1,221	460
Price protection reserve	1,354	1,333	-	1,248	1,439
Total	9,307	14,620	-	14,887	9,040

	For the three months ended September 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed		Ending balance
Chargebacks	1,733	11,927	-	9,222	*	4,438
Rebates and incentive programs	2,569	3,123	-	1,122		4,570
Returns	1,406	435	-	362		1,479
Cash discounts and other	516	696	-	607		605
Price protection reserve	705	408	-	762		351
Total	6,929	16,589	-	12,075		11,443

	For the three months ended September 30, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,865	3,304	-	2,640	2,529
Rebates and incentive programs	5,068	1,160	-	2,826	3,402
Returns	1,490	276	-	556	1,210
Cash discounts and other	507	593	-	640	460
Price protection reserve	1,353	1,250	-	1,164	1,439
Total	10,283	6,583	-	7,826	9,040

(1) Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

‘* Effective July 1, 2013, one of our wholesale customers changed its pricing from Net to Wholesale Acquisition Cost (“WAC”). Based on the inventory with the wholesaler on that date, a credit of $1,810 was given to the Company by the wholesaler as negative chargeback. Corresponding chargeback claims were made by the wholesaler as they liquidated the opening inventory under the eligible program. The credits processed amounting to $12,476 and $9,222 during the six month and three month period ended September 30, 2013, respectively, is net of negative chargeback of $1,810.

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

Cost of revenues increased 17% or $3,365 to $23,590 in the six months ended September 30, 2013 compared to $20,225 for the comparable period of 2012. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products, an increase in production related payroll and write off of short dated inventories.

Our cost of revenues as a percentage of net revenues in the six months ended September 30, 2013, increased 12% from the six months ended September 30, 2012, increasing from 35% in the six months ended September 30, 2012 to 47% in the six months ended September 30, 2013. The majority of such 12% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost / cost of purchased products and price erosion with respect to other lower manufacturing cost products during the six months ended September 30, 2013.

Cost of revenues increased 19% or $1,807 to $11,538 in the three months ended September 30, 2013 compared to $9,731for the comparable period of 2012. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products and an increase in production related payroll and write off of short dated inventories.

Our cost of revenues as a percentage of net revenues in the three months ended September 30, 2013, increased 11% from the three months ended September 30, 2012, increasing from 36% in the three months ended September 30, 2012 to 47% in the three months ended September 30, 2013. The majority of such 11% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost/ cost of purchased products and price erosion with respect to other lower manufacturing cost products during the quarter ended September 30, 2013.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products.  R&D expenses do not include any amortization or depreciation costs.

R&D expenses decreased $241 to $9 for the six months ended September 30, 2013 compared to $250 in the corresponding period of 2012 and decreased $250 to $Nil for the three months ended September 30, 2013 compared to $250 in the corresponding period of 2012. This decrease was primarily a result of $250 invoiced under the 2005 Supply Agreement by Jubilant to the Company for two pre-ANDAs, ANDAs for which were approved by the FDA during the quarter ended September 30, 2012 against the $9 of expenses during the six month ended September 30, 2013 (all of which was incurred during the quarter ended June 30, 2013) for the new products which the Company is exploring.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 66% or $1,486 to $3,753 for six months ended September 30, 2013 compared to $2,267 in the corresponding period of 2012. The increase in expense was the result of increase of $801 in legal and professional charges, $147 in FDA user fees and $126 in payroll and benefits offset by a decrease of $40 in bank charges.

SG&A expenses increased 66% or $763 to $1,913 for three months ended September 30, 2013 compared to $1,150 in the corresponding period of 2012. The increase in expense was the result of increase of $471 in legal and professional charges, $43 in FDA user fee and $105 in payroll and benefits offset by a decrease of $21 in bank charges.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 26% or $224 to $1,084 for the six months ended September 30, 2013 compared to $860 in the corresponding period of 2012 and increased 22% or $96 to $542 for the three months ended September 30, 2013 compared to $446 in the corresponding period of 2012. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period and due to change in useful life of some of the assets from 4 years to 1 year.

Other income (expense), net

Other income (expense), net consists of interest and other finance costs, offset against interest income.

Other income, net increased 203% or $486 to $726 for the six month ended September 30, 2013 compared to $240 in the corresponding period of 2012. This increase was primarily the result of an increase in interest income as a result of a $10,000 loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that bears interest a rate equal to five percent (5%) per annum and interest income on a $20,000 loan we provided to HSL Holdings on January 30, 2013 that bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”).  In addition, on August 23, 2013 we entered into a loan agreement with our affiliate, Jubilant Draximage Inc. (“Draximage”), pursuant to which we provided a $15,000  loan to Draximage (the “Draximage Loan”), which was funded in two installments.  A $12,000 installment was funded on August 23, 2013 and a $3,000 installment was funded on September 30, 2013.  The Draximage Loan bears interest at an initial rate of four percent (4%) per annum, which interest rate may be reset on each September 1 and March 1, commencing with March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum).

Other income, net increased 187% or $254 to $390 for the three month ended September 30, 2013 compared to $136 in the corresponding period of 2012. This increase was primarily the result of lower interest cost because of no borrowings under our credit facilities, and an increase in interest income on the HSL Loans and Draximage Loan.

Income Tax Expense

The income tax expense decreased by $4,279 to $8,625 for the six month period ended September 30, 2013 compared to $12,904 in the corresponding period of 2012 and for the three month period ended September 30, 2013, the tax expense decreased by $1,844 to $4,213 as compared to $6,057 in the corresponding period of 2012. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits decreased during the six month and three month periods ended September 30, 2013 as compared to profits for the corresponding periods of last year, the current tax expense recognized in these periods decreased.

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

As of September 30, 2013, the Company was entitled to a refund of $230 for federal taxes and had a payment obligation of $240 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the six months ended September 30, 2013 the Company paid $8,100 to Jubilant Holdings under the Tax Sharing Agreement, all of which was paid during the three months ended September 30, 2013.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facilities with our banks.  As of September 30, 2013, we had no outstanding borrowings under bank credit facilities, and we elected not to renew the $6,500 revolving credit facility we had with State Bank of India, New York Branch (“SBNY”), which expired on November 18, 2012, and the $8,500 revolving credit facility we had with ICICI Bank NY (“ICICIBNY”), which expired on February 2, 2013. As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $25) of $3,010. In addition, the $30,000 principal amount of loans we had outstanding as of September 30, 2013 to our affiliate company, HSL Holdings, and $15,000 to another affiliate company, Draximage, are other potential sources of liquidity. $25,000 principal amount of such loans is repayable upon 30 days prior notice and $20,000 principal amount of such loans is repayable upon 60 days prior notice.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching five products that are represented by three ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of September 30, 2013; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; the launch of additional products, that we market pursuant to our 2011 Master Supply Agreement with Jubilant, the launch by Jubilant of certain of our products outside of the United States pursuant to the master supply agreement that we entered into with Jubilant in December 2012 (pursuant to which Jubilant acquired exclusive marketing rights to nine of our products in 27 countries outside of the United States); and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of September 30, 2013 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

On September 30, 2013, cash and cash equivalents (excluding restricted cash $25) on hand totaled $3,010, working capital (excluding cash and cash equivalents) totaled $67,158 and our current ratio (current assets to current liabilities) was approximately 5.80 to 1. Our working capital as of September 30, 2013 increased approximately $15,701 to $67,158 compared to our working capital as of March 31, 2013 (which was $51,457) primarily because of increase in inventories and due from related parties, offset by increase in liabilities.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the six months ended September 30, 2013 and September 30, 2012.

	For the six months ended September 30, (in thousands)
	2013	2012
Net cash provided by/(used in):
Operating activities	13,756	19,352
Investing activities	(16,363)	(9,514)
Financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$(2,607)	$9,838

Operating activities:     Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $13,756 for the six month period ended September 30, 2013, compared to $19,352 for the comparable period of 2012. This net decrease in cash in the six month period of our 2014 fiscal year compared to the corresponding period of our 2013 fiscal year was primarily due to lower net income compared to the comparable period of our 2013 fiscal year, and an increase in inventories offset by an increase in dues to related parties. Inventories in the six month period of our 2013 fiscal year increased causing a $5,632 use of cash. There is a cash increase of $1,196 on account of accounts receivable, including due from related parties. Prepaid expenses and other current assets increased by $152 during the six month period ended September 30, 2013, causing a negative cash adjustment, as compared to an increase of $134, and negative cash adjustment for the corresponding period of our 2013 fiscal year.

Investing activities: Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $16,363 for the six months ended September 30, 2013, compared to $9,514 for the six month period ended September 30, 2012. During the six month period ended September 30, 2013, capital expenditures primarily consisted of the purchase of equipment for the manufacture of new products to be installed in the portion of our facility that we modified during our last fiscal year and during the six month period ended September 30, 2012, capital expenditures primarily consisted of the purchase of equipment to replace old equipment and modification of the building and purchase of 6.6 acres of land anticipating future growth at our Maryland facility. During the six month ended September 30, 2013, the Company funded a loan of $15,000 to an affiliate company, Draximage, and during the six month period ended September 30, 2012, the Company made short term investments (term deposits) of $5,000 with a maturity period of one year from the date of creation.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. There was no cash provided from or used with respect to financing activities during either of the six month periods ended September 30, 2013 or September 30, 2012.

Bank Facilities

Cadista Pharmaceuticals had a Revolving Credit Facility (the “SBNY Revolver”) from SBNY for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). We elected not to renew the credit facility when it expired on November 18, 2012 and there was no loan outstanding on the expiration date or on March 31, 2013 or on September 30, 2013.  All guarantees and SBNY’s security interest in all collateral securing this credit facility have been released. The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points.

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

The ICICI Credit Facility Agreement had a one year term that expired on February 2, 2013. We elected not to pursue a renewal of the term, and the credit facility is now expired. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement on the date of its expiration or on March 31, 2013 or on September 30, 2013. ICICI Bank NY’s security interest in all collateral securing this credit facility has been released.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2013, we had cash and cash equivalents of $3,035, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10,000 HSL Loan that we funded in November 2011 (the “2011 HSL Loan”), that was outstanding as of September 30, 2013, bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 29, 2013, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20,000 HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. The $15,000 Draximage Loan, we funded during the quarter ended September 2013, has a current maturity date of August 22, 2014 and payment may be demanded at any time by us upon 30 days’ prior notice.  The Draximage Loan bears interest at an initial rate of four (4%) per annum, which interest rate may be reset on each September 1 and March 1, commencing March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Due to the short-term nature of our cash and cash equivalent investments and the 2011 HSL Loans and the  Draximage Loan and the demand features of the HSL Loans and Draximage Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans and the Draximage Loan to fluctuate.

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

We have implemented an enterprise resource planning system (“ERP”) system, developed by SAP, to replace certain of our legacy computer systems. The system became operational during the quarter ended December 31, 2012. We have been putting in place several changes to internal controls and procedures in conjunction with the implementation, as is expected with a major system implementation. Other than changes required by the implementation of the SAP ERP system, none of which materially impair or significantly alter the effectiveness of the internal controls over financial reporting, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6.  Exhibits

10.1	Loan Agreement, made as August 23, 2013, between Jubilant Draximage Inc. and Jubilant Cadista Pharmaceuticals Inc., together with the Guaranty of Jubilant Pharma Limited.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : November 13, 2013	CADISTA HOLDINGS INC.

	By :	/s/ Scott Delaney
Scott Delaney
Chief Executive Officer

	By :	/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Loan Agreement, made as August 23, 2013, between Jubilant Draximage Inc. and Jubilant Cadista Pharmaceuticals Inc., together with the Guaranty of Jubilant Pharma Limited.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

