Form 10-Q
period 2013-12-31
Cadista Holdings Inc.
filed 2014-02-13
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes      ☐          No     ☒
As of February 13, 2014 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

	December 31,	March 31,
	2013	2013
ASSETS

Current assets:
Cash and cash equivalents	4,510	5,615
Restricted cash	25	2
Accounts receivable	21,604	22,063
Due from related parties	26,114	10,821
Inventories	29,149	23,431
Prepaid expenses and other current assets	1,156	630
Deferred tax assets (current)	5,339	4,644
Total current assets	$87,897	$67,206

Restricted cash	-	25
Loan to related party	20,000	20,000
Property, plant and equipment, net	21,229	19,427
Intangible assets, net	1,013	1,211
Total assets	$130,139	$107,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,276	3,734
Due to related parties	3,796	2,193
Other current liabilities	2,786	4,139
Dividend payable	66	66
Total current liabilities	$10,924	$10,132
Deferred tax liabilities(non-current)	1,267	1,254
Total liabilities	$12,191	$11,386
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of December 31, 2013 and March 31, 2013
Additional paid-in capital	38,755	38,755
Accumulated surplus	79,075	57,610
Total stockholders’ equity	$117,948	$96,483
Total liabilities and stockholders’ equity	$130,139	$107,869

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Nine months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012

Net revenues	$77,825	$85,315	$27,620	$28,138
Cost of revenues	36,304	30,723	12,714	10,498
Gross profit	41,521	54,592	14,906	17,640

Operating costs and expenses:
Research and development expenses	9	250	-	-
Selling, general and administration	6,317	3,521	2,564	1,254
Depreciation and amortization	1,623	1,358	539	498

Total operating costs and expenses	7,949	5,129	3,103	1,752

Operating income	33,572	49,463	11,803	15,888
Other income (expense), net	1,215	394	489	154
Income before income taxes	34,787	49,857	12,292	16,042
Income taxes	13,322	19,048	4,697	6,144
Net income	$21,465	$30,809	$7,595	$9,898

Net income per common share
Basic	$0.18	$0.26	$0.06	$0.08
Diluted	$0.18	$0.26	$0.06	$0.08

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(All amounts in thousands United States Dollars, unless otherwise stated)

	Nine months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$21,465	$30,809
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,623	1,358
Deferred income taxes	(683)	492
Provision for bad debts	112	2
Changes in operating assets and liabilities, net
Decrease / (Increase) in accounts receivable	347	(1,388)
(Increase) in inventories	(5,718)	(6,219)
(Increase) in dues from related parties	(293)	(70)
Increase in dues to related parties	1,603	1,320
(Decrease)/Increase in accounts payable and other current liabilities	(1,275)	2,619
(Increase) in prepaid expenses and other current assets	(526)	(15)
Net cash provided by operating activities	$16,655	$28,908

Cash flows from investing activities:
Purchase of property, plant and equipment	$(2,762)	$(6,339)
Short term investments (term deposit)	-	(5,000)
Loan to related party	(15,000)	-

Net cash (used in) investing activities	$(17,762)	$(11,339)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$-	$-

Net cash provided by financing activities	$-	$-

Net change in cash and cash equivalents	$(1,107)	$17,569

Cash and cash equivalents (including restricted cash)
Beginning of the period	$5,642	$2,169
End of the period	$4,535	$19,738

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$-	$62
Cash paid during the period for tax, net of refunds	$15,679	$16,091

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
 ▪ Delivery has occurred and/or services have been rendered; and
 ▪ Collectability of the sales price is reasonably assured.

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

The table below reflects basic and diluted net income per share for the:

	Nine months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Net income available for common shareholders (basic and dilutive)	$21,465	$30,809	$7,595	$9,898

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.18	$0.26	$0.06	$0.08
Diluted	$0.18	$0.26	$0.06	$0.08

2     FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of December 31, 2013 and 2012 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of December 31, 2013, the Company had loans outstanding in the aggregate principal amount of $ 30,000, that it had extended to HSL Holdings Inc.(“HSL Holdings”), a wholly-owned subsidiary of Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 28, 2014. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement;” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements.

In addition, as of December 31, 2013, we had a loan outstanding in the principal amount of $15,000 (the “Draximage Loan”) that we had extended to Jubilant Draximage Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Ltd (“Jubilant Pharma”), which together with Jubilant Life Sciences Ltd. (“Jubilant”) owns Jubilant Holdings. $12,000 of the Draximage Loan was funded on August 23, 2013 pursuant to a loan agreement of the same date with the Company (the “Draximage Loan Agreement”). The remaining $3,000 of the Draximage Loan was funded, in accordance with the Draximage Loan Agreement, on September 30, 2013. The $15,000 Draximage Loan has a maturity date of August 22, 2014. Jubilant Pharma has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement.

By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma. If HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma were to not perform their respective obligations under the HSL Loan Agreements and the Draximage Loan Agreement the Company could lose some or all of its investments. In management’s opinion, as of December 31, 2013, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the nine months ended December 31, 2013, two customers had a 29% and 12% share in net product sales, respectively, and for the nine months ended December 31, 2012 three customers had a 26%, 17% and 10% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. For the three months ended December 31, 2013, two customers had a 31% and 11% share in net product sales, respectively, and for the three months ended December 31, 2012 two customers had a 27%, and 16% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of December 31, 2013, two customers had 30%, and 19% shares, respectively, and as of December 31, 2012 three customers had 29%, 15% and 12% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the nine months ended December 31, 2013, two products collectively accounted for approximately 68% of net product sales and for the nine months ended December 31, 2012, two products collectively accounted for approximately 76% of net product sales. For the three months ended December 31, 2013, two products collectively accounted for approximately 63% of net product sales and for the three months ended December 31, 2012, two products collectively accounted for approximately 73% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of December 31, 2013	As of March 31, 2013

Cash in hand	$-	$1
Balances with banks in current accounts	2,925	1,538
Balances with banks in money market funds*	1,610	4,103
	$4,535	$5,642

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of December 31, 2013 and March 31 2013, cash equivalents include restricted cash of $25 and $27, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of December 31, 2013 and 2012 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Nine months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Balance at the beginning of the period	$241	$181	$351	$183
Charges to revenues and costs	112	2	-	-
Doubtful accounts written-off	(2)	(94)	-	(94)
Balance at the end of the period	$351	$89	$351	$89

5     INVENTORIES

Inventories consist of the following amounts:

	December 31,	March 31,
	2013	2013
Raw materials	$12,036	$11,423
Work in progress	3,180	2,467
Finished goods*	14,997	9,881
Stores and spares	535	335
	$30,748	$24,106
Provision for slow moving / obsolete inventory	(1,599)	(675)
	$29,149	$23,431

* includes adjustments for market value.

The activity in the allowance for slow moving/obsolete inventory is given below.

	Nine months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Balance at the beginning of the period	$675	$161	$736	$222
Charges to revenues and costs, net *	3,051	195	1,365	134
Inventory written-off	(2,127)	(139)	(502)	(139)
Balance at the end of the period	$1,599	$217	$1,599	$217

*During the nine months ended December 31, 2013 and 2012, the Company has written down inventory by $ 3,051 (net of $ 1,858 recovered from vendor), and $ 195 respectively, and during the three months ended December 31, 2013 and 2012, the Company has written down inventory by $ 1,365 (net of $ 1,015 recovered from vendor), and $ 134 respectively, resulting from the write-off of slow-moving and obsolete inventory. These amounts are included in the cost of revenues.

6.    SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $ 6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points. There were no short term loans under the SBNY Revolver as of December 31, 2013 or March 31, 2013. The Company elected not to renew the credit facility when it expired on November 18, 2012. All guarantees and SBNY’s security interest in all collateral securing this credit facility were fully released in April 2013 when the Company and SBNY fully resolved all outstanding balances of immaterial amounts with respect to the credit facility.

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

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Nine months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
December 31, 2013	-	-		-
December 31, 2012	-	$61	*	-

Three months period ended	Average loan outstanding during the period (000’s)	Average interest expense during the period (000’s)		Average interest rate during the period
December 31, 2013	-	-		-
December 31, 2012	-	$15	*	-

The interest rate as of December 31, 2012 was 4.06%.

* Commitment charges on the unutilized credit line

7	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between “cost of revenues,” “research and development charges,” “selling general and administration expenses.” As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

8	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 38.21% for the year ending March 31, 2014, as compared to 37.90% for the year ended March 31, 2013. The increase in effective tax rate is on account of lower tax depreciation and higher temporary differences estimated during the period. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the nine months ended December 31, 2013, the Company has recognized a tax expense of $13,322, comprised of $14,005 of current tax and $683 of deferred tax benefit; compared to a tax expense of $19,048, comprised of $18,556 of current tax and $492 of deferred tax expense for the comparable period of 2012. For the three months ended December 31, 2013, the Company has recognized a tax expense of $4,697, comprised of $4,969 of current tax and $272 of deferred tax benefit; compared to a tax expense of $6,144, comprised of $5,944 of current tax and $200 of deferred tax expense for the comparable period of 2012. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of December 31, 2013 the Company was entitled to a refund of $604 towards federal taxes and had a payment obligation of $267 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the nine months ended December 31, 2013 the Company paid $12,800 to Jubilant Holdings under the Tax Sharing Agreement, of which $4,700 was paid during the three months ended December 31, 2013.

9	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the nine months and three months ended December 31, 2013, other than the change in the balance of accumulated surplus due to the net income earned during the period.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events. To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Risk Factors that might affect such forward-looking statements may include, but are not limited to:

•	A significant percentage of our revenues are generated from sales to a small number of customers;
•	A significant percentage of our revenues are generated from sales from a small number of products;
•	Increasing competition for our products, and the concomitant risk of declining revenues and profits as a result;
•
Our ability to maintain a supply of raw materials, which are supplied by a limited number of our vendors, necessary to satisfy market demand for our key products, Methylprednisolone and Meclizine Tablets;

•	Our ability to maintain a supply of our new products through our supply agreement with Jubilant Life Sciences Ltd.;
•	Our ability to continue to develop and commercialize new products in a timely and cost-effective manner,;
•	Our ability to maintain a supply of high-quality API and other raw materials in the quantities we require on a timely basis from our suppliers;
•	Our or our suppliers’ ability to comply with the regulatory standards applicable to pharmaceutical drug manufacturers;
•	Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies;
•	Our ability to retain our key personnel in a highly competitive market;
•	Any legal actions relating to, among other things, product liability claims or intellectual property infringement;
•	General industry and economic conditions;
•	The continuing consolidation of our distribution network and the concentration of our customer base; and
•
Those risk factors set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended March 31, 2013, and from time to time in our other filings with the SEC, including current reports on Form 8-K.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the nine months ended December 31, 2013 and December 31, 2012 approximately 92% and 93% of our product sales revenue, respectively, were derived from products sold under our own product label. For the three months ended December 31, 2013 and December 31, 2012 approximately 91% and 92% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholders, and third parties. For the nine months ended December 31, 2013 and December 31, 2012, the revenues from these drug development services were $51 and Nil, respectively, and for the three months ended December 31, 2013 and December 31, 2012, the revenues from these drug development services were $49 and Nil, respectively.

We filed our first ANDA with the FDA in May, 1996, and through December 31, 2013 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals in the nine months ended December 31, 2013. For the nine month period ended December 31, 2013 we reported net revenue of $77,825 representing a decrease of 9% as compared to the nine month period ended December 31, 2012 and for the three month period ended December 31, 2013 we reported net revenue of $27,620 representing a decrease of 2% as compared to the three month period ended December 31, 2012.

As of December 31, 2013, we marketed 19 products, all of which are prescription generic pharmaceutical products. Six of these products are marketed by us under a Master Supply Agreement that we entered into with Jubilant in May 2011, which was amended in December 2012 (as amended the “2011 Master Supply Agreement”).During the three months ended December 31, 2013, we commenced marketing Losartan Potassium Hydrochlorothiazide, the ANDA for which is owned by us, and Escitalopram, the ANDA for which is owned by Jubilant. As of December 31, 2013, our new product pipeline consisted of 19 products for which ANDAs were pending with the FDA (17 of which are ANDAs filed and owned by Jubilant with respect to which we have marketing rights under the 2011 Master Supply Agreement) and one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with the FDA. In addition, Jubilant received FDA approval for each of, Bupropian Hydrochloride, which is the generic equivalent of Wellbutrin, SR and Quetiapine Fumerate Tablets, 25 mg, which is the generic equivalent of Seroquel. Each of these recently approved products are subject to our 2011 Master Supply Agreement with Jubilant, although we have not yet commenced marketing these two products.

During the quarter ended December 31, 2013, at the request of the FDA and as a condition of approval of the two ANDAs filed by us with the FDA that are still pending, we were required to become a participant in an FDA mandated risk evaluation and mitigation strategy (“REMS”) with respect to such products, as the applicable reference drug products are subject to an FDA approved REMS.  The REMS is a single shared system in which other manufacturers of products containing the same active pharmaceutical ingredient participate. The cost of the REMS is shared among the participants. The goal of the REMS is to minimize the risks associated with this class of products and to that end requires, among other things, that: a medication guide be included with each prescription which describes some of the risks of the medication; healthcare providers who prescribe these products receive training with respect to the risks of the drug product and its mitigation; and the maintenance of a centralized registry for certain patients who consent to participate, with the goal of further understanding the risks associated with this class of products and determining the exposure of these patients to the risks associated with these products. Although we expect to receive FDA approval with respect to these products in the near future, these applications have not as yet been approved and there can be no assurance if or when such approval may be obtained.

We anticipate that our portfolio of marketed products will continue to grow as a result of launches of products under ANDAs that have already been approved, approval of our ANDAs (and Jubilant’s ANDAs covered under the 2011 Master Supply Agreement) currently under review by the FDA, approval of a future ANDA for the product that we currently have in an earlier stage of development, additional products for which we acquire marketing rights pursuant to the 2011 Master Supply Agreement, our process of identifying new product development opportunities, and potentially acquiring FDA approved ANDAs from third parties. The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control; including the timing of FDA approval for ANDAs currently under review or that we file or Jubilant files with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

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

Results of Operations

	Nine months ended December 31
	2013	2012	Change
	$000’s	$000’s	$000’s	Percent
Revenues	77,825	85,315	(7,490)	(9)%
Costs of revenues (exclusive of depreciation and amortization)	36,304	30,723	5,581	18%
Research and development expense (exclusive of depreciation and amortization)	9	250	(241)	(96)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	6,317	3,521	2,796	79%
Depreciation and amortization	1,623	1,358	265	20%
Income from operations	33,572	49,463	(15,891)	(32)%
Other income (expense), net	1,215	394	821	208%
Income before income tax	34,787	49,857	(15,070)	(30)%
Income tax expense	13,322	19,048	(5,726)	(30)%
Net income	21,465	30,809	(9,344)	(30)%

	Three months ended December 31
	2013	2012	Change
	$000’s	$000’s	$000’s	Percent
Revenues	27,620	28,138	(518)	(2)%
Costs of revenues (exclusive of depreciation and amortization)	12,714	10,498	2,216	21%
Research and development expense (exclusive of depreciation and amortization)	-	-	-	-%
Selling, general and administrative expense (exclusive of depreciation and amortization)	2,564	1,254	1,310	104%
Depreciation and amortization	539	498	41	8%
Income from operations	11,803	15,888	(4,085)	(26)%
Other income (expense), net	489	154	335	218%
Income before income tax	12,292	16,042	(3,750)	(23)%
Income tax expense	4,697	6,144	(1,447)	(24)%
Net income	7,595	9,898	(2,303)	(23)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. For the nine months ended December 31, 2013 and December 31, 2012, the revenues from these drug development services were $51 and Nil, respectively, respectively and for the three months ended December 31, 2013 and December 31, 2012, the revenues from these drug development services were $49 and Nil, respectively.

Revenues for the nine months ended December 31, 2013 decreased 9% or $7,490 to $77,825 compared to revenues of $85,315 from the corresponding period of 2012. The decrease in revenues is mainly attributable to decrease in sales of Methylprednisolone, Meclizine and Terazosin offset by an increase in sales of Prednisone and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Olanzapine ODT, Valacyclovir and Escitolapram.

Revenues for the three months ended December 31, 2013 decreased 2% or $518 to $27,620 compared to revenues of $28,138 from the corresponding period of 2012. The decrease in revenues is mainly attributable to decrease in sales of Methylprednisolone, Cyclobenzaprine and Terazosin offset by an increase in sales of Prednisone, Meclizine and the other products that we sell pursuant to the 2011 Master Supply Agreement, Donepezil, Pantoprazole, Olanzapine ODT, Valacyclovir and Escitolapram.

Total revenues of our top selling products were as follows:
	Nine months ended
	December 31
	2013	2012	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	44,675	55,284	(10,609)	(19.2)
Meclizine	8,365	9,458	(1,093)	(11.6)
Other product revenues	24,735	20,573	4,161	20.2
Net product sales	77,774	85,315	(7,541)	(8.8)
Other revenues	51	-	51	—
Total revenues	77,825	85,315	(7,490)	(8.8)

	Three months ended
	December 31
	2013	2012	Change	%
Product	$000’s	$000’s	$000’s
Methylprednisolone tablets	14,723	17,976	(3,253)	(18.1)
Meclizine	2,756	2,689	67	2.5
Other product revenues	10,092	7,473	2,619	35.1
Net product sales	27,571	28,138	(567)	(2.0)
Other revenues	49	-	49	-
Total revenues	27,620	28,138	(518)	(1.8)

During the nine month period ended December 31, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 68% of our total net product sales and approximately 86% of our total consolidated gross margins for such nine month period. During the three month period ended December 31, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 63% of our total net product sales and approximately 81% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the nine month periods ended December 31, 2013 and 2012, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. For the nine month and three month periods ended December 31, 2013 we realized lower revenues from Methylprednisolone products as compared to the nine month and three month periods ended December 31, 2012, respectively, primarily as a result of more competitive pricing in the market. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. Since our launch of Meclizine tablets, we believe that there have been two competitors supplying this generic product in the U.S. market through the end of our last fiscal year. Two additional competitors received FDA approval during our last fiscal year. We believe, of these two additional competitors, one has entered the market in the quarter ended June 30, 2013 and we estimate that the other competitor may enter the market in the quarter ending June 30, 2014. We believe that the new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins in future periods.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the nine month ended December 31, 2013 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ tablets and capsules, Prednisone tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets and Escitolapram tablets. Our revenues from sales of these other products increased during the nine month and three month periods ended December 30, 2013 compared to the corresponding periods of 2012. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets and Escitalopram tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets and Escitolapram tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013 and December 31, 2013, respectively. The increase in Other Product Revenues for the nine months ended December 31, 2013 compared to the corresponding period of 2012 was primarily attributable to an aggregate increase of $9,173 from the sales of Prednisone tablets, Donepezil tablets, Alendronate tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets and Escitolapram tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Cyclobenzaprine tablets, Lamotrigine tablets, Prochlorperazine tablets, Oxcarbazepine tablets, Risperidone ODT tablets and HCTZ tablets and capsules. The increase in Other Product Revenues for three months ended December 31, 2013 compared to the corresponding period of 2012 was primarily attributable to an aggregate increase of $6,824 from the sales of Prednisone tablets, Oxcarbazepine tablets, Lamotrigine tablets, Donepezil tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets, Prochlorperazine tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets and Escitolapram tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Cyclobenzaprine tablets, Alendronate tablets, and HCTZ tablets and capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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
  ▪ Delivery has occurred and/or services have been rendered; and
  ▪ Collectability of the sales price is reasonably assured.

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

Our gross revenues for the nine month and three month periods ended December 31, 2013 and December 31, 2012, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Nine months ended		Three months ended
	December 31		December 31
	2013	2012	2013	2012
	$000’s	$000’s	$000’s	$000’s
Description
Gross revenues	115,133	106,520	41,986	34,723
Chargebacks	26,574	10,816	11,623	3,813
Rebates, fees, incentives and cash discounts	7,415	6,738	1,704	1,738
Medicaid/ISA fees	1,045	1,012	326	355
Returns	1,409	1,313	167	686
Price protection reserve	865	1,326	546	(7)
Net product sales	77,825	85,315	27,620	28,138
Net to Gross %	67.6%	80.1%	65.8%	81.0%

The following tables summarize the roll forward for the nine month and three month periods ended December 31, 2013 and December 31, 2012 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the nine months ended December 31, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed		Ending balance
Chargebacks	1,963	26,574	-	23,871	*	4,666
Rebates and incentive programs	2,751	6,357	-	6,265		2,843
Returns	1,280	1,409	-	1,320		1,369
Cash discounts and other	578	2,103	-	2,065		616
Price protection reserve	1,174	976	(111)	1,669		370
Total	7,746	37,419	(111)	35,190		9,864

	For the nine months ended December 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	10,816	-	10,128	2,115
Rebates and incentive programs	4,264	5,929	-	6,910	3,283
Returns	1,807	1,313	-	1,309	1,811
Cash discounts and other	455	1,821	-	1,729	547
Price protection reserve	1,354	1,326	-	1,241	1,439
Total	9,307	21,205	-	21,317	9,195

	For the three months ended December 31, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	4,438	11,623	-	11,395	4,666
Rebates and incentive programs	4,570	1,172	-	2,899	2,843
Returns	1,479	167	-	277	1,369
Cash discounts and other	605	858	-	847	616
Price protection reserve	351	546	-	527	370
Total	11,443	14,366	-	15,945	9,864

	For the three months ended December 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	2,529	3,813	-	4,227	2,115
Rebates and incentive programs	3,402	1,498	-	1,617	3,283
Returns	1,210	686	-	85	1,811
Cash discounts and other	460	595	-	508	547
Price protection reserve	1,439	(7)	-	(7)	1,439
Total	9,040	6,585	-	6,430	9,195

(1)  Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

‘* Effective July 1, 2013, one of our wholesale customers changed the pricing from net to wholesale acquisition cost (“WAC”). Based on the inventory lying with the wholeseller on that date, a credit of $1,810 was given to the Company by the wholeseller as negative chargeback. Corresponding chargeback claims were made by the wholeseller as they liquidated the opening inventory under the eligible program. The credits processed amounting to $23,871 during the nine month period ended December 31, 2013, is net of negative chargeback of $1,810.

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

Cost of revenues increased 18% or $5,581 to $36,304 in the nine months ended December 31, 2013 compared to $30,723 for the comparable period of 2012. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products, an increase in production related payroll and write down of short dated inventories.

Our cost of revenues as a percentage of net revenues in the nine months ended December 31, 2013, increased 11% from the nine months ended December 31, 2012, increasing from 36% in the nine months ended December 31, 2012 to 47% in the nine months ended December 31, 2013. The majority of such 11% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost / cost of purchased products and price erosion with respect to other lower manufacturing cost products during the nine months ended December 31, 2013.

Cost of revenues increased 21% or $2,216 to $12,714 in the three months ended December 31, 2013 compared to $10,498 for the comparable period of 2012. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products and an increase in production related payroll and write down of short dated inventories.

Our cost of revenues as a percentage of net revenues in the three months ended December 31, 2013, increased 9% from the three months ended December 31, 2012, increasing from 37% in the three months ended December 31, 2012 to 46% in the three months ended December 31, 2013. The majority of such 9% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost/ cost of purchased products and price erosion with respect to other lower manufacturing cost products during the quarter ended December 31, 2013.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses decreased $241 to $9 for the nine months ended December 31, 2013 compared to $250 in the corresponding period of 2012. This decrease was primarily a result of $250 invoiced under the 2005 Supply Agreement by Jubilant to the Company for two pre-ANDAs, ANDAs for which were approved by the FDA during the quarter ended September 30, 2012 against the $9 of expenses during the nine month period ended December 31, 2013 (all of which was incurred during the quarter ended June 30, 2013) for the new products which the Company is exploring. During the three month period ended December 31, 2013 and the corresponding three month period of 2012, we did not incur any R&D expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 79% or $2,796 to $6,317 for the nine months ended December 31, 2013 compared to $3,521 in the corresponding period of 2012. The increase in expense was primarily the result of increase of $1,020 in legal and professional charges, $201 in FDA user fees, $952 towards upfront costs for participation in a REMS program with respect to two products the ANDAs for which are still pending approval by the FDA and $138 in payroll and benefits offset by a decrease of $104 in bank charges.

SG&A expenses increased 104% or $1,310 to $2,564 for three months ended December 31, 2013 compared to $1,254 in the corresponding period of 2012. The increase in expense was primarily the result of increase of $219 in legal and professional charges, $55 in FDA user fee, $952 towards upfront costs for participation in a REMS program with respect to two products the ANDAs for which are still pending approval by the FDA and $12 in payroll and benefits offset by a decrease of $64 in bank charges.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 20% or $265 to $1,623 for the nine months ended December 31, 2013 compared to $1,358 in the corresponding period of 2012 and increased 8% or $41 to $539 for the three months ended December 31, 2013 compared to $498 in the corresponding period of 2012. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period and due to change in useful life of some of the assets from 4 years to 1 year.

Other income (expense), net

Other income (expense), net consists of interest and other finance costs, offset against interest income.

Other income, net increased 208% or $821 to $1,215 for the nine months ended December 31, 2013 compared to $394 in the corresponding period of 2012. This increase was primarily the result of an increase in interest income as a result of a $10,000 loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that currently bears interest a rate equal to five percent (5%) per annum and interest income on a $20,000 loan we provided to HSL Holdings on January 30, 2013 that currently bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”). In addition, on August 23, 2013 we entered into a loan agreement with our affiliate, Jubilant Draximage Inc. (“Draximage”), pursuant to which we provided a $15,000 loan to Draximage (the “Draximage Loan”), which was funded in two installments. A $12,000 installment was funded on August 23, 2013 and a $3,000 installment was funded on September 30, 2013. The Draximage Loan bears interest at an initial rate of four percent (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each, a “Reset Date”), commencing with March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date.

Other income, net increased 218% or $335 to $489 for the three month ended December 31, 2013 compared to $154 in the corresponding period of 2012. This increase was primarily the result of lower interest cost because of no borrowings under our credit facilities, and an increase in interest income on the HSL Loans and Draximage Loan.

Income Tax Expense

The income tax expense decreased by $5,726 to $13,322 for the nine month period ended December 31, 2013 compared to $19,048 in the corresponding period of 2012 and for the three month period ended December 31, 2013, the tax expense decreased by $1,447 to $4,697 as compared to $6,144 in the corresponding period of 2012. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits decreased during the nine month and three month periods ended December 31, 2013 as compared to profits for the corresponding periods of last year, the current tax expense recognized in these periods decreased.

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

As of December 31, 2013, the Company was entitled to a refund of $604 towards federal taxes and had a payment obligation of $267 (including carryover from previous year) towards state taxes to Jubilant Holdings under the tax sharing agreement. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the nine months ended December 31, 2013 the Company paid $12,800 to Jubilant Holdings under the Tax Sharing Agreement, out of which $4,700 was paid during the three months ended December 31, 2013.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facilities with our banks. As of December 31, 2013, we had no outstanding borrowings under bank credit facilities, and we elected not to renew the $6,500 revolving credit facility we had with State Bank of India, New York Branch (“SBNY”), which expired on November 18, 2012, and the $8,500 revolving credit facility we had with ICICI Bank NY (“ICICIBNY”), which expired on February 2, 2013. As of December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $25) of $4,510. In addition, the $30,000 principal amount of loans we had outstanding as of December 31, 2013 to our affiliate company, HSL Holdings, and $15,000 to another affiliate company, Draximage, are other potential sources of liquidity. $25,000 principal amount of such loans is repayable upon 30 days prior notice and $20,000 principal amount of such loans is repayable upon 60 days prior notice.

Funding Requirements

Our future capital requirements will depend on a number of factors, including: the continued commercial success of our existing products; launching four products that are represented by two ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of December 31, 2013; the development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review; the launch of additional products, that we market pursuant to our 2011 Master Supply Agreement with Jubilant; the launch by Jubilant of certain of our products outside of the United States pursuant to the master supply agreement that we entered into with Jubilant in December 2012 (pursuant to which Jubilant acquired exclusive marketing rights to nine of our products in 27 countries outside of the United States); and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of December 31, 2013 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

On December 31, 2013, cash and cash equivalents (excluding restricted cash $25) on hand totaled $4,510, working capital (excluding cash and cash equivalents) totaled $72,463 and our current ratio (current assets to current liabilities) was approximately 8.05 to 1. Our working capital as of December 31, 2013 increased approximately $21,004 to $72,463 compared to our working capital as of March 31, 2013 (which was $51,459) primarily because of increase in inventories and due from related parties, offset by small increase in liabilities.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the nine months ended December 31, 2013 and December 31, 2012.

	For the nine months ended December 31, (in thousands)
	2013	2012
Net cash provided by/(used in):
Operating activities	16,655	28,908
Investing activities	(17,762)	(11,339)
Financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$(1,107)	$17,569

Operating activities:  Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $16,655 for the nine month period ended December 31, 2013, compared to $28,908 for the comparable period of 2012. This net decrease in cash in the nine month period of our 2014 fiscal year compared to the corresponding period of our 2013 fiscal year was primarily due to lower net income compared to the comparable period of our 2013 fiscal year, and an increase in inventories, prepaid expenses and other current assets and decrease in accounts payable and other current liabilities offset by decreases in accounts receivable and increase in dues to related parties during the nine month period ended December 31, 2013 resulting in a further use of cash compared to the comparable period of our 2013 fiscal year. Inventories in the nine month period of our 2013 fiscal year increased causing a $5,718 use of cash. There is a cash increase of $54 on account of a decrease in accounts receivable, net of the increase in due from related parties. Prepaid expenses and other current assets increased by $526 during the nine month period ended December 31, 2013, causing a negative cash adjustment, as compared to an increase of $15, and negative cash adjustment for the corresponding period of our 2013 fiscal year.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $17,762 for the nine months ended December 31, 2013, compared to $11,339 for the nine month period ended December 31, 2012. During the nine month period ended December 31, 2013, capital expenditures primarily consisted of the purchase of equipment for the manufacture of new products to be installed in the portion of our facility that we modified during our last fiscal year and during the nine month period ended December 31, 2012, capital expenditures primarily consisted of the purchase of equipment to replace old equipment and modification of the building and the purchase of 6.6 acres of land anticipating future growth at our Maryland facility. During the nine month ended December 31, 2013, the Company funded a loan of $15,000 to an affiliate company, Draximage, and during the nine month period ended September 30, 2012, the Company made short term investments (term deposits) of $5,000 with a maturity period of one year from the date of creation.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. There was no cash provided from or used with respect to financing activities during either of the nine month period ended December 31, 2013 or December 31, 2012.

Bank Facilities

Cadista Pharmaceuticals had a Revolving Credit Facility (the “SBNY Revolver”) from SBNY for an amount up to $6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). We elected not to renew the credit facility when it expired on November 18, 2012 and there was no loan outstanding on the expiration date or on March 31, 2013 or on December 31, 2013. All guarantees and SBNY’s security interest in all collateral securing this credit facility have been released. The interest rate on the SBNY Revolver was 6 months LIBOR plus 275 basis points.

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

The ICICI Credit Facility Agreement had a one year term that expired on February 2, 2013. We elected not to pursue a renewal of the term, and the credit facility is now expired. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement on the date of its expiration or on March 31, 2013 or on December 31, 2013. ICICI Bank NY’s security interest in all collateral securing this credit facility has been released.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2013, we had cash and cash equivalents of $4,535, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10,000 HSL Loan that we funded in November 2011 (the “2011 HSL Loan”), that was outstanding as of December 31, 2013, currently bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 28, 2014, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20,000 HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), currently bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. The $15,000 Draximage Loan, we funded during the quarter ended September 2013, has a current maturity date of August 22, 2014 and payment may be demanded at any time by us upon 30 days’ prior notice. The Draximage Loan bears interest at an initial rate of four (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each a “Reset Date”), commencing March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date. Due to the short-term nature of our cash and cash equivalent investments and the 2011 HSL Loan and the Draximage Loan and the demand features of the HSL Loans and Draximage Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans and the Draximage Loan to fluctuate.

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

We have implemented an enterprise resource planning system (“ERP”) system, developed by SAP, to replace certain of our legacy computer systems. The system became operational during the quarter ended December 31, 2012. We have been putting in place several changes to internal controls and procedures as part of the implementation, as is expected with a major system implementation. Other than changes required by the implementation of the SAP ERP system, none of which materially impair or significantly alter the effectiveness of the internal controls over financial reporting, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2013, you should carefully consider the risk factor described below.

The imposition of a risk evaluation and mitigation strategy (“REMS”) on any of our approved products may impose, regulatory burdens on the distribution and sales of such products and also on healthcare providers that may make the products commercially unattractive or impractical.

As a condition of FDA approval for two products, the ANDAs for which are currently pending with the FDA (collectively, the “Pending Products”) and as to which there can be no assurance that we will receive FDA approval, we are required to participate in a REMS program for such products, and may be required to have REMS for other product candidates we may develop, as a condition of approval, or any time after approval if the FDA becomes aware of new safety information and determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug. A REMS may include various elements, such as: distribution of a medication guide or a patient package insert; implementation of a communication plan to educate healthcare providers of the drug’s risks; imposition of limitations on who may prescribe or dispense the drug, including training and certification requirements; or other measures that the FDA deems necessary to assure the safe use of the drug. The FDA has a wide degree of discretion in deciding which elements are necessary for the safe use of a product, and it may impose elements that significantly increase the cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to REMS requirements, which could negatively impact the commercial benefits to us from the sale of these products

For the Pending Products, the REMS is a single shared system in which other manufacturers of products containing the same active pharmaceutical ingredient participate. The cost of the REMS is shared among the participants.  The goal of the REMS is to minimize the risks associated with this class of products and to that end requires, among other things, that: a medication guide be included with each prescription which describes some of the risks of the medication; healthcare providers who prescribe these products receive training with respect to the risks of the drug product and their mitigation; and the maintenance of a centralized registry for certain patients who consent to participate, with the goal of further understanding the risks associated with this class of products and determining the exposure of these patients to the risks associated with these products. In the future, the FDA could impose additional REMS elements, such as if the REMS proves inadequate in managing the risk of this class of products or if new safety risks emerge, and such additional elements could substantially burden or even eliminate our ability to commercialize these products  in a feasible manner.

We cannot predict the impact that any new REMS requirements applicable to any of our products would have on our business.

Item 6. Exhibits

10.1
Amendment No. 3, to Loan Agreement and Related Note, dated as of November 29, 2013, by and among HSL Holdings, Inc. (“HSL Holdings”), Jubilant Life Sciences Holdings, Inc. (“JLSH”), and Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), amending loan agreement originally dated as of November 23, 2011 (as subsequently amended since such original date).

10.2
Amendment No. 1 to Loan Agreement and Related Note, dated as of November 29, 2013, by and among HSL Holdings, JLSH and Cadista Pharmaceuticals, amending loan agreement originally dated as of January 30, 2013.

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
101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : February 13, 2014	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1
Amendment No. 3, to Loan Agreement and Related Note, dated as of November 29, 2013, by and among HSL Holdings, Inc. (“HSL Holdings”), Jubilant Life Sciences Holdings, Inc. (“JLSH”), and Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), amending loan agreement originally dated as of November 23, 2011 (as subsequently amended since such original date).

10.2
Amendment No. 1 to Loan Agreement and Related Note, dated as of November 29, 2013, by and among HSL Holdings, JLSH and Cadista Pharmaceuticals, amending loan agreement originally dated as of January 30, 2013.

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

101.1
The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

