Form 10-K
period 2014-03-31
Cadista Holdings Inc.
filed 2014-06-27
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54421

CADISTA HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1259887
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

207 Kiley Drive, Salisbury, Maryland	21801
(Address of principal administrative office)	(Zip code)

Registrant’s telephone number, including area code: (410) 860-8500

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

Yes ☒                          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                          No ☒

On September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no public trading market for the registrant’s common stock, consequently, the registrant was not able to determine the aggregate market value held by non-affiliates as of such date, based upon the price at which its common equity was last sold or the average bid and asked price of such common equity as of such date.

As of June 27, 2014, the registrant had 117,797,180 shares of Common Stock, $0.001 par value, outstanding.

Cadista Holdings Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2014

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Many of these risks and uncertainties are discussed in this report, particularly in the sections titled “Business,” “Risk Factors,” and “Managements Discussion and Analysis of Financial Condition and Results of Operations.” “Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Form 10-K as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Risk factors that might affect such forward-looking statements may include, but are not limited to:

•	A significant percentage of our revenues are generated from sales to a small number of customers;
•	A significant percentage of our revenues are generated from sales from a small number of products;
•	Increasing competition for our products, and the concomitant risk of declining revenues and profits as a result;
•	Our ability to maintain a supply of raw materials, which are supplied by a limited number of our vendors, necessary to satisfy market demand for our key products, Methylprednisolone and Meclizine Tablets;
•	Our ability to maintain a supply of new products through our supply agreement with Jubilant Life Sciences Ltd.;
•	Our ability to continue to develop and commercialize new products in a timely and cost-effective manner;
•	Our ability to maintain a supply of high-quality API and other raw materials in the quantities we require on a timely basis from our suppliers;
•	Our or our suppliers’ ability to comply with the regulatory standards applicable to pharmaceutical drug manufacturers;
•	Any change in the regulations, enforcement procedure or regulatory policies established by the FDA and other regulatory agencies;
•	Our ability to retain our key personnel in highly competitive market;
•	Any legal actions relating to, among other things, product liability claims or intellectual property infringement;
•	General industry and economic conditions;
•	The continuing consolidation of our distribution network and the concentration of our customer base; and
•	Those risk factors set forth in Item 1A (“Risk Factors”) of this Annual Report on Form 10-K and from time to time in our other filings with the SEC, including current reports on Form 8-K and quarterly reports on Form 10-Q.

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

As of March 31, 2014, we marketed 19 products, all of which are prescription generic pharmaceutical products. Six of such products are marketed by us pursuant to a Master Supply Agreement we entered into with Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholder, in May 2011, which was amended in December 2012 (as amended, the “2011 Master Supply Agreement”). In addition, as of March 31, 2014, we had a pipeline consisting of 19 products for which ANDAs were filed with the FDA that had not yet been approved (including 17 products, the ANDAs for which were filed and are owned by Jubilant and are covered under the 2011 Master Supply Agreement) and one additional product still in development for which an ANDA has not yet been filed.

Following our formation in 1988, we initially focused on identifying and prioritizing generic pharmaceutical product development opportunities, establishing relationships with product distributors and customers, identifying and securing sources of active pharmaceutical ingredients (“APIs”), and building our internal organization and manufacturing facility. We filed our first ANDA with the FDA in May, 1996, and through March 31, 2014 have filed a total of 19 ANDAs with the FDA (including two for products that were approved, but which we have since discontinued marketing). Our first ANDA approval was received from the FDA in October, 1997. We did not file any new ANDAs in our fiscal year ended March 31, 2014 nor did we receive any new product approvals from the FDA during such year. Our marketing efforts relating to existing products, and to a lesser extent the six products that we sell pursuant to the 2011 Master Supply Agreement, led to an increase in the volume of products sold by us during our 2014 fiscal year. However, as a result of price erosion on some of our largest volume products, our revenues decreased 6.3% as compared to our fiscal year ended March 31, 2013, resulting in revenues for our fiscal year ended March 31, 2014 of $107.66 million. Our revenues for our 2014 fiscal year represented an increase of 18.3% as compared to our revenues for our fiscal year ended 2012. No assurance can be provided that the volume of products sold by us or revenue growth will continue in the future.

Jubilant, an integrated pharmaceutical and life sciences company based in India, through its control of a subsidiary owning our outstanding common stock, controls approximately 82.4% of our outstanding common stock. Jubilant is an Indian public company having its stock traded on the Bombay Stock Exchange Limited and the National Stock Exchange of India Limited. Jubilant supplies us with API for some of the products that we manufacture and also supplies us with certain products that we distribute. In addition, Jubilant has assisted, and is currently assisting, in the development of some of the products that we market and sell. We have provided development-related services to Jubilant and expect to provide toll manufacturing and packaging services for Jubilant in the future. We also anticipate that Jubilant will market certain of our products in areas outside of the United States. Our strategic relationship with Jubilant is described in more detail below under the caption “Strategic Relationship.”

As is typical in the generic pharmaceutical industry in the United States, we market and distribute our products primarily through pharmaceutical wholesalers and to chain drug stores and mass merchandisers. For our fiscal year ended March 31, 2014, approximately 93% of our product sales revenue was derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we have provided drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” below). These drug development services represented 0.05% and 0.36% of our revenue in fiscal years 2014 and 2013, respectively.

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

Our Strategy

We believe that our success will be derived from our ability to select attractive product candidates and to efficiently execute FDA approval and launch by minimizing the time it takes from selection to marketing of our products. As such, we have implemented a strategy with the following core elements:

•    Continue to expand our product portfolio while minimizing the risks and expenses of product development. We intend to expand our product portfolio through launches of products under ANDAs that have already been approved, approval of our ANDAs under review by the FDA, approval of a future ANDA for the product we have in an earlier stage of development, commercialization of products covered by our 2011 Master Supply Agreement with Jubilant, and potentially acquiring FDA approved ANDAs from third parties. In the near term, we plan to focus on the two products for which ANDAs are pending approval with the FDA, and the 26 products as to which we acquired exclusive United States marketing rights from Jubilant, pursuant to the 2011 Master Supply Agreement. See Item 1. Business–Strategic Relationship–The 2011 Master Supply Agreement.

Over the longer term, in order to minimize the risk and expense of product development, we plan to expand our product portfolio principally by acquiring marketing rights to additional products from Jubilant that are added by mutual agreement to our 2011 Master Supply Agreement with Jubilant, entering into distribution arrangements with other pharmaceutical companies to market their products in the United States or acquiring FDA approved ANDAs from third parties. However, there can be no assurance that we will be able to successfully obtain marketing rights to any such additional products by these means. We believe that we will have a higher likelihood of achieving favorable market share when we are able to offer our customers numerous products that meet their need for a variety of generic product alternatives.

•    Expand into Foreign Markets. In December 2012 we entered into a Master Supply Agreement with Jubilant (the “2012 Master Supply Agreement”), pursuant to which Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. To date, no applications have been filed for regulatory approval for marketing these products in these 27 countries; accordingly, to date no such approvals have been obtained. We expect that additional products that have been, or may be, developed or acquired by us will be added to the 2012 Master Supply Agreement, from time to time upon mutual agreement, for marketing by Jubilant in select countries outside of the United States. In addition, we may explore opportunities to market our existing products or new products outside of the United States other than through Jubilant. There can be no assurance that we or Jubilant will market or sell any of our products outside of the United States in this way or that if undertaken such marketing will be successful.

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

•    Leverage our relationship with Jubilant. We intend to utilize Jubilant’s expertise and resources in the development and manufacture of APIs as a source of supply for certain existing finished dosage products. Access to sources of API from Jubilant will assist in our commercial manufacture of marketed products and we believe will enhance supply stability. In addition, we expect the following to provide additional sources of revenue going forward:

▪	The marketing of products under the 2011 Master Supply Agreement with Jubilant, in addition to the six products developed and owned by Jubilant that we are currently marketing under that agreement.

▪	Jubilant’s marketing of our internally developed products outside of the United States, pursuant to the 2012 Master Supply Agreement.

▪	Development-related services that we perform for Jubilant pursuant to the Master Product Development Cooperation Agreement that we entered into with Jubilant in August 2008.

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the 2011 Master Supply Agreement, the 2012 Master Supply Agreement, and the Master Product Development Cooperation Agreement.

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

The FDA’s Approved Drug Products with Therapeutic Equivalence Evaluation Book, commonly referred to as the “Orange Book”, identifies drug products approved on the basis of safety and effectiveness by the FDA and lists patents covering such drug products. If at the time a generic drug company files an ANDA with the FDA, the reference brand product is covered by a patent listed in the Orange Book, and the generic drug company intends to market the generic equivalent prior to the expiration of that patent, the generic company must file with its ANDA a certification asserting that the Orange Book listed patent is invalid, unenforceable and/or not infringed, a so-called “Paragraph IV certification.” A generic drug company that is the first to have its ANDA accepted for filing with the FDA and whose filing includes a Paragraph IV certification may be eligible to receive a 180-day period of market exclusivity before generic competitors can enter the market. To date, we have not filed a Paragraph IV certification for our products. Instead, we have sought FDA approval and launched our products following the expiry of the brand company patents included in the Orange Book. However, we may in the future file Paragraph IV certifications in connection with our attempts to expand the portfolio of products that we market.

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

Our Product Portfolio

We have a higher likelihood of achieving favorable market share when we are able to offer customers numerous products that respond to their market-driven need for a variety of generic product alternatives. Notwithstanding that, we are substantially dependent on two of our products, one of which represented the majority of our gross sales during each of the past three fiscal years. Specifically, Methylprednisolone represented 55%, 64% and 60% of our total sales in our fiscal years 2014, 2013 and 2012, respectively; and Meclizine hydrochloride represented 11%, 11% and 15% of our total sales in our fiscal years 2014, 2013 and 2012, respectively. The only other product that represented more than 10% of our gross sales during the past three fiscal years was Terazosin, which represented 10% of our total sales in fiscal year 2012.

As of March 31, 2014, our product portfolio of approved ANDAs consisted of the following 15 products (13 of which are currently marketed by us):

Generic Product Name	Dosage (in milligrams)	Brand Name Product	Therapeutic Classification
Cyclobenzaprine tablets	5,10	Flexeril®	Muscle relaxant
HCTZ capsules	12.5	Microzide® caps	Antihypertension
HCTZ tablets	25,50	Hydrodivril®	Antihypertension
Methylprednisolone tablets	4,8,16,32	Medrol®	Steroid
Prednisone tablets	1,5,10,20	Deltasone®	Steroid
Prochlorperazine tablets	5,10	Compazine®	Antipsychotic
Terazosin capsules	1,2,5,10	Hytrin®	Prostate, Antihypertension
Meclizine tablets	12.5,25	Antivert®	Motion sickness
Lamotrigine tablets	25,100,150,200	Lamictal®	Anticonvulsant
Risperidone tablets(1) (2)	0.25,0.5,1.0,2.0,3.0,4.0	Risperdal®	Treat Schizophrenia
Alendronate tablets	5,10,35,70	Fosomax®	Osteoporosis
Oxcarbazepine tablets	150,300,600	Trileptal®	Anticonvulsant
Cetirizine tablets(2)	5,10	Zyrtec®	Anti-allergy
Losartan Potassium tablets	25, 50, 100	Cozaar®	Antihypertension
Losartan Potassium Hydrochlorothiazide tablets	50/12.5, 100/12.5, 100/25	Hyzaar®	Antihypertension

(1)	Risperidone tablets (generic equivalent of Risperdal®) is a separate product from the Risperidone orally disintegrating tablet (“ODT”) product (generic equivalent of Risperdal® M-Tabs) that is covered by our 2011 Master Supply Agreement with Jubilant.

(2)	As of March 31, 2014, we have not marketed Risperidone or Cetirizine Tablets. We are evaluating the appropriate market opportunities to launch our marketing of Cetirizine and Risperidone.

We also have two ANDAs that we filed with the FDA which have not as yet been approved. During the quarter ended December 31, 2013, at the request of the FDA and as a condition of approval of these two ANDAs that are still pending, we were required to become a participant in an FDA mandated risk evaluation and mitigation strategy (“REMS”) with respect to such products, as the applicable reference drug products are subject to an FDA approved REMS. The REMS is a single shared system in which other manufacturers of products containing the same active pharmaceutical ingredient participate. The cost of the REMS is shared among the participants. The goal of the REMS is to minimize the risks associated with this class of products and to that end requires, among other things, that: a medication guide be included with each prescription which describes some of the risks of the medication; healthcare providers who prescribe these products receive training with respect to the risks of the drug product and its mitigation; and the maintenance of a centralized registry for certain patients who consent to participate, with the goal of further understanding the risks associated with this class of products and determining the exposure of these patients to the risks associated with these products. Although we expect to receive FDA approval with respect to these products in the near future, these applications have not as yet been approved and there can be no assurance if or when such approval may be obtained.

In addition to the 13 products marketed by us that we own, we also marketed the following six products under the 2011 Master Supply Agreement with Jubilant, as of March 31, 2014:

Generic Name of Product	Dosage (in milligrams)	Brand Name of Product	Therapeutic Classification
Donepezil Hydrochloride Tablets	5mg and 10mg	Aricept®	Anti-Alzheimer
Risperidone ODT	0.5mg, 1mg, 2mg, 3mg and 4mg	Risperdal®	Antipsychotic
Pantoprazole DR	20mg and 40mg	Protonix®	Gastrointestinal agent
Valacyclovir	500mg and 1000mg	Valtrex®	Antiviral
Olanzapine ODT	5mg, 10mg, 15mg and 20mg	Zyprexa® / Zydis®	Antipsychotic
Escitolopram Tablets	5mg, 10mg and 20mg	Lexapro®	Antidepressants

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

The 2005 Supply Agreement

In connection with the acquisition of a majority interest in our Company by an affiliate of Jubilant in 2005, we entered into our 2005 Supply Agreement with Jubilant. Pursuant to the 2005 Supply Agreement, we must purchase exclusively from Jubilant, for the term of the 2005 Supply Agreement, API that was mutually agreed upon within a specified time after our entering into the 2005 Supply Agreement. The price for each API must be the lowest price that Jubilant is supplying the same API to any non-affiliated customer in the United States, provided that if the API is not being sold to a non–affiliated customer in the United States, then the price for the API will be mutually agreed to. The term of the 2005 Supply Agreement is determined on an API-by-API basis and commences on the date that the FDA approves a product containing the API and terminates five years thereafter, provided that the term for each API may be extended for an additional five year period by agreement of the parties. See “Raw Materials and Suppliers” below for a description of the APIs currently being supplied by Jubilant under the 2005 Supply Agreement. Separate from the 2005 Supply Agreement, Jubilant also supplies us with API for some of our other products on a purchase order basis. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the 2005 Supply Agreement and Jubilant’s Supply of API.

The 2005 Supply Agreement also provided us with the right to select and, upon mutual agreement with Jubilant, acquire 10 pre-ANDA products from Jubilant, five without cost and five at a cost of $250,000 each, over a three year period. The 10 pre-ANDA products selected included two products that are currently under review by the FDA and one in development and the following seven products, the ANDAs for which have been approved by the FDA:

Generic Product Name	Dosage (in milligrams)	Brand Name Product	Therapeutic Classification
Lamotrigine tablets	25,100,150,200	Lamictal®	Anticonvulsant
Risperidone tablets	0.25,0.5,1.0,2.0,3.0,4.0	Risperdal®	Treat Schizophrenia
Alendronate tablets	5,10,35,70	Fosomax®	Osteoporosis
Oxcarbazepine tablets	150,300,600	Trileptal®	Anticonvulsant
Cetirizine tablets	5,10	Zyrtec®	Anti-allergy
Losartan Potassium tablets	25, 50, 100	Cozaar®	Antihypertension
Losartan Potassium Hydrochlorothiazide tablets	50/12.5, 100/12.5, 100/25	Hyzaar®	Antihypertension

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

The Master Product Development Cooperation Agreement

On August 14, 2008, we entered into a Master Product Development and Cooperation Agreement (as amended, the “Master Product Development Cooperation Agreement”) with Jubilant pursuant to which we and Jubilant may, from time to time, execute product-specific project task orders. Each project task order will specify the product development and related services to be provided by us in connection with the development of a generic pharmaceutical product on behalf of Jubilant. Jubilant (or a third party designated by Jubilant) will be the owner of the ANDAs for products developed under the Master Product Development Cooperation Agreement. Jubilant remits to us the fees and expenses specified in each project task order including fees relating to each category of development services, administrative overhead expense reimbursement, testing fees and expenses, exhibit batch fees and ANDA preparation and processing fees, all of which are negotiated for each project task order. During our fiscal year ended March 31, 2014, we entered into a project task order with Jubilant with respect to a product candidate, but we have not as yet performed services with respect to this task order. Prior to our 2014 fiscal year, we had provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product candidate that Jubilant was considering developing, but which it ultimately abandoned. Services under the Master Product Development Cooperation Agreement with respect to these two product candidates were completed in our fiscal year ended March 31, 2009 and we are qualified as a manufacturing site for such product candidates. See Item 13 - “Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the Master Development Cooperation Agreement.

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

All four of these products have been approved by the FDA. The 2011 Master Supply Agreement contemplated that additional products developed by Jubilant could be added to it from time to time by mutual agreement of the parties. In December 2012, we entered into an amendment to the 2011 Master Supply Agreement to add twenty two (22) additional products (collectively, the “New Products”). ANDAs for all of the New Products have been filed with the FDA. As of March 31, 2014, ANDAs for the following five New Products have received FDA approval:

Generic Name of Product	Dosage (in milligrams)	Brand Name of Product	Date We Commenced Marketing
Valacyclovir	500 and 1000	Valtrex ®	Fiscal Quarter ended December 31, 2012
Olanzapine ODT	5, 10, 15 and 20	Zyprexa® / Zydis®	Fiscal Quarter ended March 31, 2013
Escitalopram Tablets	5, 10 and 20	Lexapro ®	Fiscal Quarter ended December 31, 2013
Bupropian Hydrochloride	100, 150 and 200	Welbutrin,SR ®	Not yet marketed
Quetiapine Fumerate	25	Seroquel®	Not yet marketed

Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and will own any ANDAs that have been, or are eventually approved. We may acquire marketing rights to other products that have been, or that may be, developed by Jubilant if the parties mutually agree to supplement the 2011 Master Supply Agreement; however, there can be no assurance that any such agreement regarding additional products will be reached. Pursuant to the terms of the 2011 Master Supply Agreement, Jubilant will supply us with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of our estimated sales price for such product. We are entitled to retain 10% of the net sales of the products covered under the 2011 Master Supply Agreement. The 2011 Master Supply Agreement contemplates that quarterly adjustments will be made for overpayments or underpayments based upon our actual net sales proceeds for the quarterly period. We are restricted from marketing or selling any product that competes with a product that we are marketing pursuant to this agreement and Jubilant is restricted from supplying any other party with these products in the United States. Subject to certain exceptions, we are required to purchase from Jubilant all of our requirements for products that are to be marketed by us under this agreement. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the 2011 Master Supply Agreement.

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

We are responsible for obtaining the licenses or marketing approvals (collectively, “Foreign Regulatory Approvals”) necessary as a prerequisite for marketing products under the 2012 Master Supply Agreement in those countries in which Jubilant has been granted marketing rights and will own any resultant Foreign Regulatory Approvals. To date no applications have been filed for regulatory approval for marketing these products; accordingly, to date no such Foreign Regulatory Approvals have been obtained.

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

Pursuant to the terms of the 2012 Master Supply Agreement, we will supply Jubilant with finished dosage of each product covered under the agreement, pursuant to purchase orders issued on a quarterly basis, at a price equal to 90% of Jubilant’s estimated sales price for such product. Jubilant is entitled to retain 10% of the net sales of the products covered under the 2012 Master Supply Agreement. We will invoice for all such products supplied by us to Jubilant, and to the extent Jubilant’s sales price is less than or greater than the amount it estimated for purposes of determining the invoiced price of the product, there will be an adjustment made on a quarterly basis. See Item 13 - “Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the 2012 Master Supply Agreement.

In addition to our dealings with Jubilant as part of the 2005 Supply Agreement, the Master Product Development Cooperation Agreement, the 2011 Master Supply Agreement and the 2012 Master Supply Agreement, we have in the past consulted with Jubilant regarding its expertise in API development and other sources of API in determining possible product candidates for development and may do so in the future, and we also utilize Jubilant as an API source for some of our other products. See Item 13 - ”Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of these API purchases.

Our Product Pipeline

Our current new product pipeline can generally be classified into three categories: (i) two products for which we have submitted ANDAs that are under review by the FDA; (ii) a product for which we have begun initial development activities, such as bioequivalence testing with the objective to assemble and file an ANDA with the FDA; and (iii) 26 products with respect to which we acquired the exclusive United States marketing rights from Jubilant pursuant to the 2011 Master Supply Agreement (the ANDAs for which are owned by Jubilant and 17 of which were pending with the FDA as of March 31, 2014).

Product development can entail a significant investment of capital resources with no assurance that a product will be successfully developed, that ANDA approval will eventually be obtained or that, even if it is obtained, the product can be successfully marketed. As a result, in order to minimize the risk and expense of product development, and the concomitant commitment of our capital resources, we plan to expand our product portfolio principally by acquiring United States marketing rights to additional products from Jubilant pursuant to the 2011 Master Supply Agreement (if Jubilant and we mutually agree), by entering into distribution arrangements with other pharmaceutical companies to market their products in the United States, or by acquiring FDA approved ANDAs from third parties. There can be no assurance, however, that we will be able to successfully obtain marketing or other rights to any such additional products by these means.

The goals of our product acquisition activities are to select product opportunities for finished dosage products and obtain regulatory approvals to allow for product commercialization. To the extent we have engaged in product development process ourselves in the past, and to the limited extent we may do so in the future, our product development process consists of multiple steps involved in identifying and commercializing new generic products, including:

•    Product selection, including raw materials procurement. The first step in the process includes selecting a possible product and determining whether it can be successfully developed and eventually manufactured. The quality, availability and pricing of the API relating to such product must be reviewed. Our experience in the generic pharmaceutical industry, including our relationship with Jubilant, particularly in the API market, facilitates the development process and enables us to assess potential product candidates in a more timely manner than might otherwise be the case. Once a product is selected, and in the earlier stages of development, the focus is on creating a product formulation that can eventually be manufactured in large quantities in order to avoid costly and time consuming pilot plant activities.

•    Formulation and testing. A product candidate is formulated and tested to confirm that all applicable FDA quality requirements have been met. Such testing includes bioequivalence testing to confirm that the product is bio-equivalent to the reference brand drug.

•    Filing and approval. Once bioequivalence has been successfully established, an ANDA is prepared and filed with the FDA seeking approval of the product. The ANDAs are intended to be structured to include all FDA requirements, which helps to facilitate the review process with the FDA. Although notwithstanding that, the ANDA approval process is still costly and time consuming, and the two ANDAs that we currently have pending with the FDA have each been pending for 72 months.

When considering whether to develop a product we will consider the potential gross margin as well as product development feasibility, timing and cost.

In addition to the steps and factors described above, when considering whether to acquire marketing rights to a new product, whether by acquiring marketing rights from Jubilant under the 2011 Master Supply Agreement, by entering into a distribution agreement with a third party to market their products in the United States, or by acquiring FDA approved ANDAs from third parties or by developing them ourselves, we consider a variety of factors. These factors include:

•	potential pricing;
•	existing and potential market size;

•	competitive landscape;
•	brand product patent expiration date;
•	whether a product compliments our existing products; and
•	the opportunity to leverage a product with the development or acquisition of additional products.

As of March 31, 2014, we had an in-house technical services team of eleven employees who also conduct our product development activities. Given our opportunity to obtain a pipeline of products from Jubilant without incurring the significant commitment of resources to developing products ourselves, as well as the concomitant risk that such products may not ultimately be successfully developed and approved by the FDA, in recent years we have generally elected to minimize the development of new products ourselves. Product development costs for the fiscal years ended March 31, 2014, 2013, and 2012 totaled Nil, $0.27 million and Nil, respectively. We expect that our current reliance on Jubilant for a significant portion of our pipeline of new products will continue in the future; although there can be no assurance that Jubilant will be able to successfully meet a significant portion of our need for new products and that we will not embark upon more extensive product development opportunities in the future.

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

Our experience and knowledge of the factors above, and our consultation with Jubilant, we believe have enabled us to evaluate the most suitable and cost competitive API suppliers at the early stages of the product development process for those products that we have developed in the past and we believe should enable us to do so in the future to the extent we are engaged in development activities ourselves. APIs for some of our products are purchased from Jubilant or its affiliates pursuant to the 2005 Supply Agreement, including: Cetirizine, Oxcarbazepine and Losartan. API for Lamotrigine and Risperidone had been supplied pursuant to the 2005 Supply Agreement until the expiration of the term of the 2005 Supply Agreement with respect to such API products in January 2014 and March 2014, respectively; and such API has continued to be supplied by Jubilant on a purchase order basis but is no longer governed by the 2005 Supply Agreement. In addition, separate from the 2005 Supply Agreement, Jubilant has supplied, and continues to supply us with Meclizine API, Terazosin API on a purchase order basis; the supply of these API products was never governed by the 2005 Supply Agreement. API for our other products are purchased from third party suppliers on a purchase order basis and, with one exception, are not subject to long-term supply agreements. Even in the one circumstance where ostensibly we have a long-term supply agreement for the API for one product, there is no requirement for the supplier to supply us with a minimum amount of API or that the supplier satisfy all of our requests for such API. We do not manufacture API for any of our products at our Salisbury, Maryland facility. There is frequently significant time and cost involved in changing an API source for a product. While we believe that there are alternative suppliers available for the API used in our products, any interruption of API supply or inability to obtain API used in our products, or any significant API price increase not passed on to our customers, could have a material adverse impact on our business operations and financial condition. In addition, any change in the AP1 supplier for one of our approved products will require further testing and pre-approval from the FDA, which can be costly and may take approximately 12-18 months to obtain. See Item 13- ”Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the 2005 Supply Agreement.

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

The following table sets forth the contributions to sales by each type of customer in our fiscal year ended March 31, 2014:

Customer Type	Percentage of Sales

Drug Wholesalers	24%
Pharmacy Chains	39%
Mass Merchandisers, distributors and others	36%
Managed Care	1%

At present, we derive a substantial portion of our revenues from a limited number of customers. For the fiscal year ended March 31, 2014: one wholesaler, Amerisource Bergen, accounted for 10% of our net revenues; and two pharmacy chains, Walgreens and CVS Caremark, accounted for 27% and 12% of our net revenues, respectively.

We do not have long-term supply contracts in place with our customers.  We do, however, participate in the prime vendor program of the United States Department of Veterans Affairs (the “Department of Veterans Affairs”) via contracts with respect to two products. However, these contracts, which are for a period of 5 years, do not have any minimum purchase requirements, provide for one year terms that are renewable for additional one year terms at the option of the Department of Veterans Affairs and can be cancelled by such customer during any then current term for convenience.  Any reduction or loss of business from any of our key customers described above could have a material adverse effect on our business and financial condition.

Approximately 93% of our 2014 product sales were derived from sales under our Cadista label, with the balance derived from sales to a third-party distributor for resale under its private label. For private label sales, we receive an agreed upon fixed price for the product based on individual purchase orders.

In December 2012, we entered into the 2012 Master Supply Agreement with Jubilant pursuant to which Jubilant acquired the exclusive marketing rights to nine of our products in 27 countries outside of the United States. We expect that additional products that have been, or may be, developed or acquired by us will be added to the 2012 Master Supply Agreement, from time to time upon mutual agreement, for marketing by Jubilant in those countries outside of the United States that are mutually agreed upon; however, there can be no assurance that this will be the case. Jubilant’s sales of a product in each country are contingent upon obtaining Regulatory Approval of such product in such country. To date, no applications have been filed for Regulatory Approval for marketing these products in these 27 countries; accordingly, to date no such Regulatory Approvals have been obtained. See Item 13.  “Certain Relationships and Related Transactions, and Director Independence” for a more detailed description of the 2012 Master Supply Agreement.” In addition to our arrangement with Jubilant, we may explore other opportunities to market our existing products or newly developed or acquired products outside of the United States in territories not covered by our 2012 Master Supply Agreement with Jubilant.

Development and Manufacturing Services

We may from time to time provide development services, including for Jubilant, pursuant to the Master Product Development Cooperation Agreement. These services could include, among other things, formulation development, product scale up, preparation of exhibit batches, manufacture of product stability samples, analysis of bioavailability studies, material release testing and the preparation and filing with the FDA of the ANDA for a product. Fees for development services may be a set amount based upon the services provided or could be, in whole or in part, milestone based or rendered in exchange for a profit participation. For our 2014 fiscal year, revenues from our development services totaled $0.05 million.

We also may from time to time supply products to Jubilant and third parties on a contract manufacturing basis. See Item 13- “Certain Relationships and Related Transactions, and Director Independence – Development, Manufacturing and Related Services – Toll Manufacturing Agreement” for a description of a contract we have with Jubilant to provide toll manufacturing. To date we have not supplied any products to Jubilant or any other parties on a contract manufacturing basis, and there can be no assurance that we will manufacture products for any other parties on a contract basis in the future or that if we do so manufacture products that it will materially contribute to our revenues. During our 2013 fiscal year, an affiliate of Jubilant assigned to us a contract to supply on an exclusive basis veterinary products to a large pharmaceutical company under its label, and we have qualified our facility to manufacture this product and commenced supplying the product during our fiscal quarter ended December 31, 2013 (See Item 13- “Certain Relationships and Related Transactions, and Director Independence – Development, Manufacturing and Related Services – Assignment of Supply Agreement for Veterinary Drug Product”).

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

Employees

As of March 31, 2014, we had a total of 277 full time employees, 267 of whom work at our corporate headquarters and manufacturing facility in Salisbury, Maryland and 10 of whom work at our Horsham, Pennsylvania office or at their home office. As of such date, we also employed 68 temporary workers. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Manufacturing and Facilities

We manufacture our products at our Salisbury, Maryland facility. This facility houses our development, manufacturing, quality control, sales, distribution and corporate headquarters. Finished dosage form production capacity depends upon product mix.

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

We do not currently manufacture or market, nor are we currently developing or Jubilant currently developing for our marketing, any products that are considered controlled substances under the Federal Controlled Substances Act. Therefore, we are not currently subject to DEA regulation under such act. Although we have no current plans to manufacture, market or develop products that are currently defined as controlled substances under the provisions of the Federal Controlled Substances Act, there can be no assurance that such plans will not change in the future or that the definition of controlled substances will not be modified so that some or all of our products become subject to regulation by the DEA.

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

One advantage of the ANDA approval process is that an ANDA applicant generally can rely upon equivalence data in lieu of conducting pre-clinical testing and clinical trials to demonstrate that a product is safe and effective for its intended use. ANDAs are filed to obtain approval to market our generic products (including the products manufactured by Jubilant that we market in the United States pursuant to the 2011 Master Supply Agreement). No assurance can be given that ANDAs submitted for our products (including the products manufactured by Jubilant that we market in the United States pursuant to the 2011 Master Supply Agreement) will receive FDA approval on a timely basis, if at all, nor can we estimate that timing of the ANDA approvals with any reasonable degree of certainty.

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

In addition, the United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other cost containment measures, the Healthcare Reform Law also established a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program and assessed a pharmaceutical manufacturer fee. While the full effect of the Health Care Reform Law has yet to be determined, it appears likely that the law will continue to increase pressure on pharmaceutical pricing, especially under government programs, and may continue to increase our regulatory burdens and operating costs.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will continue to experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could have a material adverse effect on our financial condition, results of operations and/or cash flow and have a significant impact on the success of our products.

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

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local laws, rules, and/or regulations. Some of our activities may involve the controlled use of chemicals, biological materials and other hazardous materials. We believe that our procedures comply in all material respects with the standards prescribed by federal, state or local laws, rules, and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. We cannot predict the extent to which we may be affected by legislative or other regulatory developments concerning our products and the pharmaceutical industry in general.

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

Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities. We are also subject periodically to environmental compliance reviews by various environmental regulatory agencies. We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is not possible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require us to incur capital expenditures exceeding $1.0 million in the aggregate during our current fiscal year and our fiscal year ended March 31, 2016 and has not had and is not expected to have, a material adverse effect on our business operations or financial condition. The Company’s environmental liability insurance coverage is limited. It may not provide coverage for all environmental claims, and, in any event, it would not provide coverage for most environmental claims in excess of $100,000. The substantial unexpected costs we may incur with respect to environmental claims or compliance could have a material adverse effect on our business, results of operations, financial condition, and cash flow. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

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

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development and launch of new competitive products or generics by others;
•	the timing and receipt of approvals by the FDA and other regulatory authorities;
•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA;
•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facility or Jubilant’s manufacturing facilities, which could delay our or Jubilant’s ability to obtain approvals of pending ANDA applications for products to be marketed by us in the United States;
•	serious or unexpected health or safety concerns with our products or product candidates;
•	changes in the amount we spend to develop new products, technologies or businesses;
•	changes in treatment practices of physicians that currently prescribe our products;
•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed products;
•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and similar state programs;
•	increases in the cost of raw materials used to manufacture our products;
•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;
•	the mix of products that we sell during any time period;
•	lower than expected demand for our products;
•	our responses to price competition;
•	market acceptance of our products; and
•	our level of R&D activities.

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

Sales of two of our products currently collectively represent a significant portion of our net revenues. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline. Two of our products, Methylprednisolone and Meclizine Tablets collectively accounted for approximately 66% of our net revenue for the fiscal year ended March 31, 2014. We expect that our sales of these two key products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

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

We expect to rely on Jubilant Life Sciences Ltd., for the supply of a substantial amount of our new products going forward, including for the manufacture of certain of the new products developed by Jubilant Life Sciences Ltd.; and any failure by Jubilant Life Sciences Ltd. in the development or supply of such new products could have a material adverse effect on our operations, financial condition and profitability.

We expect that a substantial amount of our new products will be developed by Jubilant Life Sciences Ltd. (“Jubilant”). We and Jubilant are parties to the 2011 Master Supply Agreement, which provides for our exclusive marketing in the United States for 26 products. Nine of the 26 products (Lamotrigine chewable tablets, Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”), Pantoprazole DR tablets, Escitalopram tablets, Olanzapine ODT, Valacyclovir tablets, Bupropion Hydrochloride tablets and Quetiapine Fumerate Tablets have been approved by the FDA as of March 31, 2014. Jubilant is responsible for the ANDA regulatory approval process for all products under the 2011 Master Supply Agreement and owns, and will own, any FDA approved ANDAs. We expect, pursuant to the 2011 Master Supply Agreement, to acquire United States marketing rights to other products that have been, or that may be developed, by Jubilant if the parties mutually agree to supplement such agreement; however, there are no assurances that this will be the case. (See Item 13 - “Certain Relationships and Related Transactions, and Director Independence” for a description of the 2011 Master Supply Agreement). If we are unable to agree with Jubilant on new products to be marketed by us under 2011 Master Supply Agreement, our ability to introduce and commercialize new products could be adversely affected. As part of the 2011 Master Supply Agreement, we will not have day-to-day control over the development and regulatory approval of the new products subject to such agreement or in the manufacture of those new products to be supplied by Jubilant. If Jubilant fails to fulfill its obligations under the 2011 Master Supply Agreement, we may be unable to assume the development or manufacture of the products under such agreement, or enter into alternative arrangements with third parties. If Jubilant were to terminate or breach the 2011 Master Supply Agreement, or otherwise fail to complete its obligations in a timely manner, including, without limitation, a disruption of supply or failure to deliver sufficient quantities of products which Jubilant manufacturers under our agreement, our sales revenue may decrease or our operations could be otherwise negatively impacted.

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

If we are unable to continue to commercialize new products in a timely and cost-effective manner, we may not achieve revenue growth or maintain profitability.

Our future success will depend to a significant degree on our ability to continue to commercialize new products in a timely and cost-effective manner. Because the development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk, we plan to expand our product portfolio principally by: acquiring marketing rights to additional products from Jubilant that are added by mutual agreement to our 2011 Master Supply Agreement with Jubilant; entering into distribution arrangements with other pharmaceutical companies to market their products in the United States; and acquiring FDA approved ANDAs from third parties. There can be no assurance that we will be able to successfully obtain marketing rights to any such additional products by these means.

If we are unable to obtain additional products by these means, or if the products we acquire are not timely approved or cannot be successfully manufactured or timely commercialized, our operating results could be adversely affected. We may not achieve revenue growth or maintain profitability if we are not successful in continuing to commercialize new products.

Our revenue growth and profitability may not continue.

Although our revenues decreased in our fiscal year ended March 31, 2014 compared to our fiscal year ended March 31, 2013, we experienced steady growth in our net revenue during the seven fiscal years prior to our 2014 fiscal year, and our operations have been profitable for our past five fiscal years. We cannot provide any assurances that our revenue growth exhibited in prior fiscal years will resume, or that we will be able to maintain our profitability. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment or manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

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

All of our suppliers who supply us with finished dosage product and API are subject to extensive regulation by governmental authorities in the U.S. and in foreign countries. We are also subject to extensive regulation by governmental authorities in the U.S. Regulatory approval to manufacture a drug is site-specific. Our manufacturing facility and Jubilant’s manufacturing facilities are subject to ongoing regulation, including periodic inspections by the FDA. Our API suppliers’ facilities and procedures are also subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately cured. If any regulatory body were to require us, Jubilant or one of our API vendors to cease or limit production, our business could be adversely affected. Identifying alternative vendors and obtaining regulatory approval to change or substitute API or to manufacture finished product can be time consuming and expensive. Any resulting delays and costs could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our shares to decline. We cannot assure you that we, Jubilant or our API vendors (including Jubilant) will not be subject to such regulatory action in the future.

The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to cGMP. We may be subject from time to time to product recalls initiated by us or by the FDA. During our past four fiscal years, we have initiated the following recalls:

(i)          in March 2011 we initiated a voluntary recall of batches of two strengths (4mg and 8mg) of methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. We believe that there was no health hazard associated with the non-conforming batches, and our recall was designated a Class III recall by the FDA. A Class III recall is one in which the use of, or exposure to, the recalled product is not likely to cause adverse health consequences. In connection with this recall, we voluntarily elected to make certain process revalidation and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from methylprednisolone tablets during our fiscal year ended March 31, 2011. We re-launched our 4mg methylprednisolone dose packs in June 2011; and

(ii)         in February 2013, we initiated a voluntary recall with respect to two lots of our Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the Master Supply Agreement that we entered into with Jubilant in May 2011. We first launched the products in the United States in the fiscal quarter ended September 30, 2012. We suspended marketing Pantoprazole DR (delayed release) 40mg tablets in connection with our recall. We resumed marketing this product after a two month hiatus. The defects on the Pantoprazole DR 40 mg tablets did not have a material adverse effect on our results for the years ended March 31, 2013 or March 31, 2014.

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

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could delay or prevent sales of our products and adversely affect our financial condition.

Our products (including the finished dosage products that we obtain from Jubilant pursuant to the 2011 Master Supply Agreement) must receive appropriate regulatory clearance from the FDA before they can be sold in the U.S. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could delay or prevent sales of our products (including the finished dosage products that we obtain from Jubilant pursuant to the 2011 Master Supply Agreement). We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	expanded or different labeling;
•	recall, replacement or discontinuance of certain products;
•	additional record keeping;
•	changes in methods to determine bioequivalence; and
•	increase the amount of filing fees with ANDA submissions.

Such changes, or new legislation, could increase the costs or delay or prevent sales of our products (including the finished dosage products that we obtain from Jubilant pursuant to the 2011 Master Supply Agreement) and our revenues may decline and we may not be able to maintain profitability. In addition, increases in the time that is required for us or Jubilant to obtain FDA approval of ANDAs could delay the commercialization of new products to be marketed by us. No assurance can be given that ANDAs submitted for our products (including the finished dosage products that we obtain from Jubilant pursuant to the 2011 Master Supply Agreement) will receive FDA approval on a timely basis, if at all, nor can we estimate the timing of the ANDA approvals with any reasonable degree of certainty.

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

For the year ended March 31, 2014, our three largest customers accounted for 27%, 12%, and 10% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operation, financial condition and cash flows. Except for our participation in the prime vendor program of the Department of Veterans Affairs relating to two products, none of our customers are party to any long-term supply agreements with us. Moreover, the contracts with the Department of Veterans Affairs, which are for terms of 5 years, do not have any minimum purchase requirements, provide for one year terms that are renewable for additional one year terms at the option of the Department of Veteran Affairs and can be cancelled by the Department of Veterans Affairs during any then current term for convenience. Accordingly all our customers, including the Department of Veterans Affairs, are able to change suppliers freely should they wish to do so.

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

We rely on our facility located in Salisbury, Maryland for the manufacture of certain of our finished products. We also will be relying on certain of Jubilant’s facilities located in India for manufacture of certain of the products for which we acquire United States marketing rights pursuant to the 2011 Master Supply Agreement. Our and Jubilant’s manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Our business could suffer if certain of our or Jubilant’s manufacturing or other equipment, or a portion or all of our facility or Jubilant’s facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our and Jubilant’s control. Our or Jubilant’s inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows. Although we believe we and Jubilant possess adequate insurance for damage to our respective facilities and for the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

As we expand our business, we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel in the areas of quality assurance and facility compliance, cGMP compliance and regulatory affairs, and project development. As a result, our operating expenses and capital requirements may increase significantly. Our ability to manage our growth effectively requires us to forecast accurately our sales, growth and manufacturing capacity and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. While the full effects of this health care reform legislation have yet to be determined, it is likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may continue to increase our regulatory burdens and operating costs.

We expect both federal and state governments in the U.S. and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare while expanding individual healthcare benefits. Existing regulations that affect the price of pharmaceutical and other medical products may also change which could impact the sales of our products. Cost control initiatives could decrease the price that we receive for any product we develop in the future. These regulations, and future changes in coming years, could have a material adverse effect on our business, financial condition, results of operations and/or cash flow, and have a significant impact on the success of our products.

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

We are subject to various federal, state and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, marketing and pricing laws. In the United States, most of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and or state pharmaceutical assistance programs. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend our products (the so-called “antikickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws, not only prohibit us from submitting any false information to government reimbursement programs but also prohibit us and our employees from doing anything to cause, assist, or encourage our customers to submit false claims for payment to these programs. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and the Company itself, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions. The imposition of penalties or sanctions for failing to comply with the fraud and abuse laws could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may require significant additional funds in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the regulatory environment or the loss of key relationships with suppliers or customers. Over the past few years, we have funded operations through a term loan and revolving credit facility with a bank, through loan advances from affiliates of Jubilant and through internal cash flow. However, if required, additional funding, by Jubilant or third parties may not be available to us on acceptable terms or at all. We could seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Some of these transactions may be with Jubilant and its affiliates and some may be with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends or unfavorable interest rates or interest rate risk. The issuance of additional debt, may also increase our debt expense and leverage relative to our earnings and to our equity capitalization, requiring us to pay additional interest expense. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. If we are not able to obtain additional financing, when needed, we may not be able to acquire new products or adequately commercialize our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We have a material amount of loans that we have extended to two affiliated companies, and the failure of either such company to timely pay principal or interest on such loans could have an adverse effect on our business.

As of March 31, 2014, we had loans outstanding in the aggregate principal amount of $30 million that we had extended to HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Pharma Holdings, Inc., formerly known as Jubilant Life Sciences Holdings, Inc. (“JPHI”). JPHI has guaranteed the prompt payment and performance when due of all obligations of HSL Holdings with respect to these loans. JPHI is an indirect wholly-owned subsidiary of Jubilant. $20 million principal amount of such loans to HSL Holdings currently bears interest at four percent (4%) per annum, has a maturity date of January 31, 2015, and is repayable at any time upon 60 days’ notice from us. $10 million principal amount of such loans to HSL Holdings currently bears interest at five percent (5%) per annum, has a maturity date of November 28, 2014 and is repayable at any time upon 30 days’ notice from us. As of March 31, 2014, we also had a loan in the principal amount of $15 million to Jubilant Draximage, Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Ltd. (“JPL”). JPL has guaranteed the prompt payment and performance when due of all obligations of Draximage with respect to this loan. JPL is a wholly-owned subsidiary of Jubilant. The loan to Draximage currently bears interest at four percent (4%) per annum, has a maturity date of August 22, 2014, and is repayable at any time upon 30 days’ prior notice from us. Although our loans to each of HSL Holdings and Draximage are guaranteed by other Jubilant affiliates, we have no control over the operations and assets of HSL Holdings and Draximage or the guarantors and our loans are unsecured. Although to date each of HSL Holdings and Draximage have timely made interest payments when due, there can be no assurance that timely payments of interest will be made in the future or that principal payments will be made on a timely basis, whether at a scheduled maturity date or at such earlier time as may be requested by us upon 30 days’ or 60 days’ notice as provided in the applicable loan documents. The failure of HSL Holdings or Draximage to timely pay interest on or the principal of their loans, could have an adverse effect on our operations, including our ability to acquire new products, adequately commercialize our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

As a condition of FDA approval for two products, the ANDAs for which are currently pending with the FDA (collectively, the “Pending Products”) and as to which there can be no assurance that we will receive FDA approval, we are required to participate in a REMS program for such products, and may be required to have REMS for other product candidates we may develop, as a condition of approval, or any time after approval if the FDA becomes aware of new safety information and determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug. A REMS may include various elements, such as: distribution of a medication guide or a patient package insert; implementation of a communication plan to educate healthcare providers of the drug’s risks; imposition of limitations on who may prescribe or dispense the drug, including training and certification requirements; or others measures that the FDA deems necessary to assure the safe use of the drug. The FDA has a wide degree of discretion in deciding which elements are necessary for the safe use of a product, and it may impose elements that significantly increase the cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to REMS requirements, which could negatively impact the commercial benefits to us from the sale of these products.

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

Risks Related to Our Common Stock

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

If a market for our Common Stock were to develop, the market price for our Common Stock would likely be volatile, in part because our shares have not been previously traded publicly. In addition, if a market for our Common Stock develops, the market price of our Common Stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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

Jubilant and its affiliates beneficially own approximately 82.4% of our outstanding Common Stock as of March 31, 2014 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act or 1934, as amended). As a result, Jubilant and its affiliates, in view of their ownership percentage of our common stock, can control all matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

The continued operations and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual requirements, restrictions imposed by applicable law and other factors our board of directors deems relevant. Because we are a holding company, our ability to pay cash dividends on our Common Stock is largely dependent upon the receipt of dividends or other distributions from our operating subsidiary.

Future sales by shareholders, or the perception that such sales may occur, may depress the price of our common stock

The sale or availability for sale of substantial amounts of our shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and also could impair our ability to raise capital through future offerings of our shares. As of March 31, 2014 there were 117,797,180 shares of Common Stock outstanding and options to purchase 749,547 shares of Common Stock outstanding. Of the shares of our Common Stock that were outstanding as of such date, 97,043,574 shares are owned by an indirect subsidiary of Jubilant Life Sciences Ltd. The 20,753,606 shares of Common Stock that are not owned by an indirect subsidiary of Jubilant Life Sciences Ltd. are freely tradable under Federal securities laws.

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

We also lease the following additional office space: 4,274 square feet of office space located at 1155 Business Center Drive, Horsham, Pennsylvania, for a lease term expiring on August 31, 2016, at an annual current rent of $20.25 per square foot, subject to an increase of $0.50 per square foot on September 1 of each year; and 1,550 square feet of office space located at 210 Kiley Drive, Salisbury, Maryland, for a lease term currently expiring on February 28, 2015, at an annual rent of $7.74 per square foot. We also lease 9,000 square feet of warehouse space located at 205 Moss Hill Lane, Salisbury, Maryland, for a term currently expiring on June 30, 2014, at an annual rent of $3.00 per square foot.

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

Holders

As of March 31, 2014 there were 117,797,180 shares of common stock outstanding and approximately 550 stockholders of record.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years ended March 31, 2014, 2013, 2012, 2011, and 2010, are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of March 31, 2014, 2013 and 2012 and for each of the years in the three-year period ended March 31, 2014, and the reports thereon, are included elsewhere in this report. The selected financial information presented for our operations for the fiscal years ended March 31, 2011 and 2010 and for our balance sheets as of March 31, 2012, 2011 and 2010 are derived from our audited Consolidated Financial Statements not presented in this report.

The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below in Item 7.

Operations Data:	2014	2013	2012	2011	2010
Revenues	$107,661	$114,901	$90,987	$42,171	$28,773
Costs of revenues (exclusive of depreciation and amortization)	51,981	42,136	34,791	27,441	21,906
Selling, general and administrative expense	7,941	5,739	4,826	4,398	3,598
Research and development	9	274	-	585	1,599
Depreciation and amortization	2,161	2,437	1,546	1,338	1,203
Income / (loss) from operations	45,569	64,315	49,824	8,409	467
Other income	1,944	715	198	89	10
Interest expense	-	64	149	324	385
Income before income taxes	47,513	64,966	49,873	8,174	92
Income tax expense (benefit)	17,589	24,620	16,752	1,048	(4,885)
Net income / (loss)	29,924	40,346	$33,121	$7,126	$4,977
Net income (loss) per common share – Basic	$0.25	$0.34	$0.28	$0.06	$0.04
Net income per common share – diluted	$0.25	$0.34	$0.28	$0.06	$0.04
Weighted average shares used in computing net income (loss) per share: basic	117,797,180	117,797,180	117,797,180	117,797,180	114,061,547
Weighted average shares used in computing net income (loss) per share: diluted	118,546,727	118,546,727	118,546,727	118,546,727	114,811,094

Balance Sheet Data:	2014	2013	2012	2011	2010
Cash and cash equivalents (including restricted cash)	$11,135	$5,642	$2,169	$794	$302
Working capital (1)	94,072	51,457	38,913	7,052	459

Total assets	138,103	107,869	68,511	36,358	30,927
Total debt (2)	-	-	-	6,845	7,012
Total liabilities	11,696	11,386	12,374	13,342	15,037

Total stockholders’ equity (deficit)	126,407	96,483	56,137	23,016	15,890

(1)	Working capital is the amount by which current assets (excluding cash and cash equivalents) exceeds current liabilities
(2)	Total debt includes the current portion of the long term debt and short term borrowings which have also been included in the working capital amount.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Report. Operating results are not necessarily indicative of results that may occur in the future periods. Certain statements in this Report under this Item 7, Item 1, “Business”, Item 1A, “Risk Factors” and elsewhere in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. We disclaim any obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are engaged in the development, manufacture, sale and distribution of prescription generic pharmaceutical products in the United States through our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”). Pharmaceutical products commonly referred to as “generics” are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established non-proprietary drug names, rather than under a brand name. Generic pharmaceuticals are generally sold at prices significantly less than the brand product. Generic pharmaceuticals contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand–name pharmaceuticals already approved for use in the United States by the Food and Drug Administration (“FDA”). In order to gain FDA approval for a generic drug, we or one of our suppliers of finished dosage products must file and the FDA must approve an abbreviated new drug application (“ANDA”) for such drug.

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer service, and distribution employees. For our fiscal years ended March 31, 2014 and March 31, 2013, approximately 93% and 93% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” of “Item 1. Business”). These drug development services represented $0.05 million and $0.4 million of our revenues in each of fiscal years 2014 and 2013, respectively.

In December 2012, we entered into a master supply agreement (the “2012 Master Supply Agreement”) with Jubilant pursuant to which Jubilant acquired exclusive marketing rights to nine of our products in 27 countries outside of the United States. Pursuant to the terms of the 2012 Master Supply Agreement, we will supply Jubilant with finished dosage of each product covered under the Agreement. Jubilant’s marketing of each of these products in each country is subject to receipt of applicable regulatory approval in such country. To date no applications have been filed for regulatory approval of those products; accordingly, to date no such approval has been obtained.Therefore, Jubilant has not commenced marketing any of these products, and we have not received any revenues pursuant to this agreement.

As of March 31, 2014, we marketed 19 products, all of which are prescription generic pharmaceutical products. Six of such products are marketed by us pursuant to a Master Supply Agreement we entered into with Jubilant Life Sciences Ltd. (“Jubilant”), the parent company of our principal stockholder, in May 2011, which was amended in December 2012 (as amended, the “2011 Master Supply Agreement”). As of March 31, 2014, our new product pipeline consisted of 19 products for which ANDAs were pending with the FDA (17 of which are ANDAs filed and owned by Jubilant with respect to which we have marketing rights under the 2011 Master Supply Agreement) and one additional product for which we have begun initial development activities, with the objective to assemble and file an ANDA with the FDA. The ANDAs owned by us that are currently under review by the FDA have each been on file with the FDA for 72 months. We anticipate that our portfolio of marketed products will continue to grow as a result of launches of products under ANDAs that have already been approved, approval of our ANDAs (and Jubilant’s ANDAs covered under the 2011 Master Supply Agreement) currently under review by the FDA, approval of a future ANDA for the product that we currently have in an earlier stage of development, additional products as to which we acquire marketing rights pursuant to the 2011 Master Supply Agreement, and potentially acquiring FDA approved ANDAs from third parties.

We filed our first ANDA with the FDA in May, 1996, and through March 31, 2014 have filed a total of 19 ANDAs with the FDA (including two for products that were approved but which we have since discontinued marketing). Our first ANDA approval was received from the FDA in October, 1997. In September 2012, we received two products approvals, for Losartan Potassium Tablets and Losartan Potassium Hydrochlorothiazide Tablets. We did not receive any new product approvals, during our fiscal year ended March 31, 2014. The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we or Jubilant file with respect to new products to be marketed by us. The timing of these and other new product launches will have a significant impact on our results of operations.

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

Results of Operations for the Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

	2014	2013	Change
	$000’s	$000’s	$000’s	Percent
Revenues	107,661	114,901	(7,240)	(6)%
Costs of revenues (exclusive of depreciation and amortization)	51,981	42,136	9,845	23%
Research and development expense (exclusive of depreciation and amortization)	9	274	(265)	(97)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	7,941	5,739	2,202	38%
Depreciation and amortization	2,161	2,437	(276)	(11)%
Income from operations	45,569	64,315	(18,746)	(29)%
Other income / (expense) net	1,944	651	1,293	199%
Income before income tax	47,513	64,966	(17,453)	(27)%
Income tax expense	17,589	24,620	(7,031)	(29)%
Net income	29,924	40,346	(10,422)	(26)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties (see “Development and Manufacturing Services” in Item 1-”Business”). These drug development services contributed $0.05 million and $0.4 million of our revenue in fiscal year 2014 and 2013, respectively.

Revenues for the year ended March 31, 2014 decreased 6% or $7.24 million to $107.66 million compared to revenues of $114.90 million from the prior fiscal year. The decrease in revenues is mainly attributable to a decrease in sales of Methylprednisolone ( due to reduction in volume and price erosion), offset by an increase in sales of Prednisone and products that we sell pursuant to the 2011 Master Supply Agreement (i.e. Donepezil, Pantoprazole, Valacyclovir, Olanzapine ODT and Escitolapram).

Total revenues of our top selling products were as follows:

	March 31,		Change
	2014	2013
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	59,220	73,215	(13,995)
Meclizine	11,645	12,339	(694)
Other product revenues	36,745	28,934	7,811
Net product sales	107,610	114,488	(6,878)
Other revenues	51	413	(362)
Total revenues	107,661	114,901	(7,240)

During the year ended March 31, 2014, our top two products (Methylprednisolone and Meclizine) accounted for approximately 66% of our total net product sales and approximately 90% of our total consolidated gross margins for such year.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during both our 2014 fiscal year and 2013 fiscal year, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We believe that there is one competitor currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. The volume of Methylprednisolone products sold during our fiscal year ended March 31, 2014 was slightly lower than fiscal year ended March 31, 2013, but pricing was materially more competitive than in our fiscal year ended March 31, 2013 resulting in a material reduction of our net revenues from sales of this product during our 2014 fiscal year. Pricing was materially more competitive in our fiscal year ended March 31, 2014 as compared to our prior fiscal year, primarily as a result of: competitors more aggressively pursuing market share; continued consolidation of wholesalers and retailers into larger buying groups; and customers more aggressively seeking lower prices. We currently anticipate that these market dynamics will continue and that pricing for Methylprednisolone will continue to be very competitive. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price and sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. We believe that there were two competitors supplying this generic product in the U.S. market through the end of our fiscal year ended March 31, 2012. However, two additional competitors received FDA approval since that date. We believe, of these two additional competitors, one entered the market in the quarter ended June 30, 2013 and that the other competitor entered the market in the quarter ending June 30, 2014 We believe that the new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins for future periods.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the year ended March 31, 2014 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ capsules, Prednisone tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium tablets, Losartan Potassium Hydrochlorothiazide tablets, Escitolapram tablets and Anipryl tablets. Our revenues from sales of these other products increased during the year ended March 31, 2014 compared to the year ended March 31, 2013. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets and Escitolapram tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets and Olanzapine ODT tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 respectively and Escitolapram tablets during the quarter ended December 31, 2013. The increase in Other Product Revenues for year ended March 31, 2014 compared to the year ended March 31, 2013 was primarily attributable to an aggregate increase of $9,662 from the sales of Lamotrigine tablets, Prednisone tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets,Anipryl tablets, Escitolapram tablets, Losartan Potassium tablets and Losartan Potassium Hydrochlorothiazide tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Cyclobenzaprine tablets, Oxcarbazepine tablets, Prochlorperazine tablets, Risperidone ODT tablets, and HCTZ tablets and capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

Cost of revenues increased 23% or $9.84 million to $51.98 million in the fiscal year ended March 31, 2014 compared to $42.14 million in the prior year. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/cost of purchased products, an increase in production related payroll and write down of short dated/obsolete inventories.

Our cost of revenues as a percentage of net revenues in the fiscal year ended March 31, 2014, increased 11% from our prior fiscal year, increasing from 37% in the fiscal year ended March 31, 2013 to 48% in our fiscal year ended March 31, 2014. The majority of such 11% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost/cost of purchased products and price erosion with respect to other lower manufacturing cost products during the fiscal year ended March 31, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses decreased $0.265 million to $0.009 million for the year ended March 31, 2014 compared to $0.274 million in the prior year. This decrease was primarily a result of $0.25 million invoiced under the 2005 Supply Agreement by Jubilant to the Company for two pre-ANDAs, ANDAs for which were approved by the FDA during fiscal year ended March 31, 2013 against the $0.009 million of expenses during the fiscal year ended March 31, 2014 for new products which the Company is exploring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. Selling, general and administrative expenses do not include any amortization or depreciation costs.

Selling, general and administrative expenses increased 38% or $2.20 million to $7.94 million for the year ended March 31, 2014 compared to $5.74 million for the prior year. The increase in expense was primarily the result of increase of $0.59 million in legal and professional charges, $0.23 million in FDA user fees, $0.95 million towards upfront costs for participation in a REMS program with respect to two products the ANDAs for which are still pending approval by the FDA and $0.05 million in payroll and benefits offset by a decrease of $0.09 million in bank charges.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization decreased 11% or $0.28 million to $2.16 million for the year ended March 31, 2014 compared to $2.44 million for the prior year. During the year ended March 31, 2013 depreciation was higher because the Company revised its estimation of the useful life of certain production equipment used in manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets in 2013, depreciation expense was increased by $0.55 million in that year.

Other Income, net

Other income consists of interest and miscellaneous income offset against interest and other finance costs.

Other income, net increased 199% or $1.30 million to $1.95 million for the year ended March 31, 2014 compared to $0.65 million for the prior year. This increase was primarily the result of an increase in interest income as a result of a $10 million loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that currently bears interest a rate equal to five percent (5%) per annum and interest income on a $20 million loan we provided to HSL Holdings on January 30, 2013 that currently bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”). In addition, on August 23, 2013 we entered into a loan agreement with our affiliate, Jubilant Draximage Inc. (“Draximage”), pursuant to which we provided a $15 million loan to Draximage (the “Draximage Loan”), which was funded in two installments. A $12 million installment was funded on August 23, 2013 and a $3 million installment was funded on September 30, 2013. The Draximage Loan bears interest at an initial rate of four percent (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each, a “Reset Date”), commencing with March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date.

Income Tax Benefit, Expense

The income tax expense for the period decreased by $7.03 million to $17.59 million for the year ended March 31, 2014 compared to $24.62 million for the prior year. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits decreased during fiscal year ended March 31, 2014 as compared to profits for the corresponding period of last year, the tax on profits also was reduced.

During the quarter ended December 31, 2011, we entered into a tax sharing agreement with Jubilant Life Sciences Holdings, Inc. now known as Jubilant Pharma Holdings, Inc. (“Jubilant Holdings”), with an effective date of October 1, 2011 (the “Tax Sharing Agreement”). The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of March 31, 2014, we had a payment obligation to Jubilant Holdings with respect to federal taxes in the amount of $1.76 million and state taxes in the amount of $1.11 million (including carryover from previous year) under the Tax Sharing Agreement. We make tax-sharing payments to Jubilant Holdings equal to the taxes that we would pay (or receive) if we filed a return on a stand-alone basis. During the year ended March 31, 2014, the Company paid $16.20 million to Jubilant Holdings under the Tax Sharing Agreement.

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

Revenues

Drug development services contributed $0.4 million and $Nil of our revenue in fiscal year 2013 and 2012, respectively.

Revenues for the year ended March 31, 2013 increased 26% or $23.91 million to $114.90 million compared to revenues of $90.99 million from the prior fiscal year. The increase in revenues is mainly attributable to an increase in sales of Methylprednisolone, a small increase in sales of Lamotrigine and an increase in sales of products that we sell pursuant to the 2011 Master Supply Agreement (i.e. Donepezil, Pantoprazole, Risperidone ODT, Valacyclovir and Olanzapine ODT).

Total revenues of our top selling products were as follows:

	March 31,		Change
	2013	2012
	$000’s	$000’s	$000’s
Product
Methylprednisolone tablets	73,215	54,361	18,854
Meclizine	12,339	13,478	(1,139)
Other product revenues	28,934	23,148	5,786
Net product sales	114,488	90,987	23,501
Other revenues	413	-	413
Total revenues	114,901	90,987	23,914

During the year ended March 31, 2013, our top two products (Methylprednisolone and Meclizine) accounted for approximately 75% of our total net product sales and approximately 89% of our total consolidated gross margins for such year.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during both our 2013 fiscal year and 2012 fiscal year, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We do not believe that there are any competitors currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. In March 2011, we initiated a voluntary recall of batches of two strengths (4 mg and 8 mg) of Methylprednisolone tablets due to some of those tablets being of low weight or not conforming to certain physical specifications. This recall was designated a Class III recall by the FDA. In connection with this recall, we voluntarily elected to make certain process revalidations and were out of the market for both strengths of this product for a short period of time, which negatively impacted our revenues from Methylprednisolone tablets during our fiscal year ended March 31, 2011. We re-launched our 4 mg Methylprednisolone dose packs in June, 2011 and 8mg tablets in the quarter ended December 31, 2011. Because of interruptions in the supply of Methylprednisolone API that occurred in the quarter ended June 30, 2011, that caused disruptions in the supply of finished Methylprednisolone products generally, combined with other potential dynamics affecting the Methylprednisolone market during the year ended March 31, 2012, we realized higher prices during the year ended March 31, 2012 with respect to sales of finished Methylprednisolone products, as compared to our 2013 fiscal year; however, the volume of Methylprednisolone products sold during our fiscal year ended March 31, 2012 was significantly lower due to our being out of the market for the 4 mg Methylprednisolone product for the early part of our fiscal year ended March 31, 2012. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price, and perhaps sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Meclizine tablets in June 2010. We sell Meclizine tablets, which are the generic version of Antivert®, in 12.5 mg and 25 mg strengths and two pack sizes for each strength. We believe that there were two competitors supplying this generic product in the U.S. market through the end of our fiscal year ended March 31, 2012. However, two additional competitors received FDA approval since that date. We believe, of these two additional competitors, one entered the market in the quarter ended June 30, 2013 and that the other competitor entered the market in the quarter ended June 30, 2014. We believe that the new competition has resulted in significant declines in our sales volume and unit price, and may also negatively impact our revenues and gross margins for future periods.

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

In February 2013, we initiated a voluntary recall with respect to two lots of our Pantoprazole DR (delayed release) 40 mg tablets. The recall was caused by a small number of tablets having surface blemishes potentially affecting the delayed release coating. The tablets were manufactured and supplied by Jubilant pursuant to the Master Supply Agreement that we entered into with Jubilant in May 2011. We first launched the products in the United States in the fiscal quarter ended September 30, 2012. The Company voluntarily temporarily suspended marketing Pantoprazole DR (delayed released) 40 mg. tablets in connection with its recall. The Company resumed marketing the product after a two month hiatus. Jubilant is responsible for the expenses of the recall. The recall of the Pantoprazole DR 40 mg tablets did not have a material adverse effect on our results for the year ended March 31, 2013.

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

Our cost of revenues as a percentage of net revenues in the fiscal year ended March 31, 2013, decreased 1% from our prior fiscal year, decreasing from 38% in the fiscal year ended March 31, 2012 to 37% in our fiscal year ended March 31, 2013. The majority of such 1% decrease was attributable to higher volume of Methylprednisolone 4mg tablet dose packs during our year ended March 31, 2013 which has a higher gross margin relative to our other products. The remainder of such 1% decrease is attributable to improvements in our manufacturing efficiency, including a reduction of the period of time that we require to change from manufacturing one product line to another during which our manufacturing equipment is not being utilized to manufacture product, and manufacturing larger batch sizes of products, which reduces the number of product line changes we need to make during any given period.

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

Depreciation and amortization increased 58% or $0.89 million to $2.44 million for the year ended March 31, 2013 compared to $1.55 million for the prior year. This increase was primarily the result of depreciation of assets acquired during the fiscal year ended March 31, 2012 on which we claim depreciation in the current period. Also, during the year ended March 31, 2013, the Company revised its estimation of the useful life of certain production equipment used in the manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense increased by $0.55 million.

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

As of March 31, 2013, we were entitled to a refund from Jubilant Holdings in the amount of $0.15 million with respect to federal taxes and we had a payment obligation to Jubilant Holdings with respect to state taxes in the amount of $0.20 million under the Tax Sharing Agreement that we entered into with Jubilant Holdings in the quarter ended December 31, 2011. During the year ended March 31, 2013, the Company paid $21.45 million to Jubilant Holdings under the Tax Sharing Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under a term loan and revolving credit facilities with banks. As of March 31, 2014, we had no outstanding borrowings under any bank credit facilities. As of March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash) of $11.11 million. In addition, the $30 million principal amount of loans we had outstanding as of March 31, 2014 to our affiliate company, HSL Holdings, and $15 million to another affiliate company, Draximage, are other potential sources of liquidity. $25 million principal amount of such loans is repayable upon 30 days prior notice and $20 million principal amount of such loans is repayable upon 60 days prior notice. See Item 13. “Certain Relationships and Related Transactions and Director Independence – Financings” for a more detailed description of these loan transactions.

Funding Requirements

Our future capital requirements will depend on a number of factors, including:

•	the continued commercial success of our existing products;

•	launching four products that are represented by two ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of March 31, 2014;

•	The development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review. The launch of additional products that we market pursuant to the 2011 Master Supply Agreement with Jubilant;

•	The launch by Jubilant of certain of our products outside of the United States pursuant to the 2012 Master Supply Agreement; and

•	Successfully identifying and sourcing other new product and business opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of March 31, 2014 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

Overview

On March 31, 2014, cash and cash equivalents (excluding restricted cash of $0.03 million) on hand totaled $11.11 million, working capital totaled $94.08 million and our current ratio (current assets to current liabilities) was approximately 10.85 to 1.

The following tables summarize key elements of our financial position and sources and uses of cash and cash equivalents as of each of the three years ended March 31, 2014, 2013 and 2012:

	As of March 31,
	2014	2013	2012
	(in thousands)
Summary of Financial Position:
Cash and cash equivalents (including restricted cash)	$11,135	$5,642	$2,169
Working capital (excluding cash and cash equivalents)	94,072	51,457	38,913
Total assets	138,103	107,869	68,511
Long-term debt (excluding current portion) net of cost of debt	-	-	-

	For the year ended March 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) / provided by:
Operating activities	$24,120	$30,820	$22,418
Investing activities	(18,627)	(27,347)	(14,190)
Financing activities	-	-	(6,853)
Net increase / (decrease) in cash and cash equivalents	5,493	3,473	1,375

Sources and Uses of Cash

Operating activities. Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided in operating activities was $24.12 million for the fiscal year ended March 31, 2014, compared to $30.82 million for the fiscal year ended March 31, 2013. This net decrease in cash in 2014 compared to 2013 was primarily due to income from operations of $32.07 million (after adjustments of noncash items amounting to an aggregate of $2.15 million) in fiscal 2014 as compared to $44.77 million (after adjustments of noncash items amounting to an aggregate of $4.42 million) in fiscal 2013, offset by less cash used in an acquisition of inventory of $7.05 million in fiscal 2014 as compared to $9.80 million in fiscal 2013 (which was higher in fiscal 2013 as a result of a build up of inventory for anticipated future sales of marketed products and the launch of new products). Accounts receivable increased during fiscal year 2014 causing a $1.49 million use of cash as compared to use of cash of $2.04 million in fiscal 2013 as a result of an increase of accounts receivable during that fiscal year. Accounts payable, amounts due to/from related parties and prepaid expenses and other current assets increased by a net amount of $0.6 million in fiscal 2014, resulting in a net positive adjustment for such amount to cash flow for such year, as compared to a net decrease of $2.1 million in fiscal 2013, resulting in a net negative adjustment for such amount to cash flow for such year. Net cash provided in operating activities was $30.82 million for the fiscal year ended March 31, 2013, compared to $22.42 million for the fiscal year ended March 31, 2012. This net increase in cash in 2013 compared to 2012 was primarily due to income from operations of $44.77 million (after adjustments of noncash items amounting to an aggregate of $4.42 million) in fiscal 2013 as compared to $34.52 million (after adjustments of noncash items amounting to an aggregate of $1.40 million) in fiscal 2012 and a use of cash of $9.98 million in fiscal year 2012 as a result of an increase of accounts receivable during that year as compared to a $2.04 million use of cash in fiscal year 2013 as a result of an increase of accounts receivable during that fiscal year, offset by the following: more cash used in acquisition of inventory of $9.80 million in fiscal 2013 as compared to $6.97 million in fiscal 2012 to meet future sales demands and launch new products; and accounts payable, amounts due to/from related parties and prepaid expenses and other current assets decreased by a net amount of $2.1 million in fiscal 2013, resulting in a net negative adjustment for such amount to cash flow for such year, as compared to a net increase of $4.84 million in fiscal 2012 resulting in a net positive adjustment for such amount to cash flow for that fiscal year.

Investing activities. Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $18.63 million for the year ended March 31, 2014, compared to $27.35 million for the year ended March 31, 2013 and $14.19 million for the year ended March 31, 2012. The primary reason for this decrease was a loan, in the amount of $15 million, made to Draximage, an affiliated company during the 2014 fiscal year as compared to loan, in the amount of $20 million, made to HSL Holdings, an affiliated company during the 2013 fiscal year. During our 2014 fiscal year, capital expenditures primarily consisted of the purchase of additional equipment to replace old equipment, modification of building (including upgrading the facility to meet the specific requirements of manufacturing two products that was completed during our 2013 fiscal year). During fiscal years 2013 and 2012 capital expenditures primarily consisted of the purchase of equipment to support increased production at our Salisbury, Maryland facility and replace old equipment and additionally during our 2012 fiscal year, the modification of our Salisbury, Maryland facility.

Financing activities.  Financing cash flows consist primarily of borrowings and repayments of debt. There was no cash provided from or used with respect to financing activities during fiscal year ended March 31, 2014 or March 31, 2013.

Contractual Obligations and Commitments

The following table summarizes our expected cash payments on contractual obligations as of March 31, 2014. Some of the amounts included herein are based on management’s estimates and assumptions about some of these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations and other debt(1)	-	-	-	-	-

Operating lease obligations(2)	233	105	128	-	-

Other obligations and commitments(3)	1,704	1,704	-	-	-

Total (4)	$1,937	$1,809	$128	$-	$-

(1)	Amount represents total anticipated cash payments and anticipated interest payments, on our short-term debt obligations and the current and long-term portion of our long term-debt obligations assuming existing debt maturity.
(2)	Includes annual minimum lease payments related to non-cancelable operating leases.
(3)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment.
(4)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for short-term debt and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At March 31, 2014, we have open purchase orders, that represent authorizations to purchase rather than binding agreements, that are not included in the table above.

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

Capital Expenditures

Our capital expenditures during our fiscal year 2014, 2013, and 2012 were $3.63 million, $7.37 million, and $4.19 million, respectively. Capital expenditures in each such fiscal year were attributable to the upgrade of the facility to meet specific requirements to manufacture two products and to purchase scientific equipment and make improvements to our Salisbury, Maryland facility. We currently anticipate that our capital expenditures will increase in order to continue our facility expansion, add new packaging lines and upgrade and improve our existing facility.

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

We sell our products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers. The retail drug store chains also purchase our products through the wholesalers in the event of a stock out at a particular pharmacy store. We often negotiate product pricing directly with retail drug stores that purchase our products through our wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the retail drug store pays for that product to the wholesaler. In addition, the retail drug store charges us for the difference between the price paid to the wholesaler and the negotiated contract price with them. Accruals for such differential charges is based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. Accruals for these chargebacks and related reserves are reflected as a direct reduction to revenues and accounts receivable. See “Revenue Recognition and Provision for Sales Returns and Allowances – Chargebacks” below.

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

Chargebacks — The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. Historically we have validated the chargeback accrual annually through a review of the inventory reports obtained from our largest wholesale customers. Commencing with our 2012 fiscal year, we conduct such reviews quarterly based upon such inventory reports. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% - 90% of our chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated. Accruals for these chargebacks are reflected as a direct reduction to revenues and accounts receivables.

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

Our gross revenues for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

Description	2014	2013	2012
Gross Revenues	166,700	145,086	120,010
Chargebacks	42,496	17,263	13,021
Rebates, fees, incentives and cash discounts	11,628	9,086	11,028
Medicaid	1,544	1,333	1,677
Returns	1,942	998	1,943
Price Protection Reserve	1,429	1,505	1,354
Net product sales	107,661	114,901	90,987
Net to Gross %	64.6%	79.2%	75.8%

The following tables summarize the roll forward for the fiscal years ended March 31, 2014, 2013 and 2012 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the Year Ended March 31, 2014
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed		Ending balance
Chargebacks	1,963	42,496	-	34,383	*	10,076
Rebates and incentive programs	2,751	10,072	-	8,318		4,505
Returns	1,280	1,942	-	1,667		1,555
Cash discounts and other	578	3,100	-	2,850		828
Price Protection reserve	1,174	1,540	(111)	2,029		574
Total	7,746	59,150	(111)	49,247		17,538

	For the Year Ended March 31, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,427	17,263	-	16,727	1,963
Rebates and incentive programs	4,264	7,934	-	9,447	2,751
Returns	1,807	998	-	1,525	1,280
Cash discounts and other	455	2,485	-	2,362	578
Price Protection reserve	1,354	1,505	-	1,685	1,174
Total	9,307	30,185	-	31,746	7,746

	For the Year Ended March 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision reversal recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,677	13,021	-	13,271	1,427
Rebates and incentive programs	1,199	10,519	-	7,454	4,264
Returns	457	2,012	(69)	593	1,807
Cash discounts and other	254	2,186	-	1,985	455
Price Protection reserve	-	1,386	(32)	-	1,354
Total	3,587	29,124	(101)	23,303	9,307

(1) Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

* Effective July 1, 2013, one of our wholesale customers changed the pricing from net to wholesale acquisition cost (“WAC”). Based on the inventory lying with the wholeseller on that date, a credit of $1,810 was given to the Company by the wholeseller as negative chargeback. Corresponding chargeback claims were made by the wholeseller as they liquidated the opening inventory under the eligible program. The credits processed amounting to $34,383 during the fiscal year ended March 31, 2014, is net of negative chargeback of $1,810.

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

Depreciation on Property, plant and equipment

During the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in the manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets in 2013, depreciation expense increased by $0.55 million for the year ended March 31, 2013.

The Company depreciates property, plant and equipment over the estimated useful life using the straight-line method.

The revised estimated useful lives of assets are as follows:

Building	30 years
Machinery and equipment	1 - 10 years
Office furniture and equipment	10 years
Computers	5 years
Vehicles	3 - 5 years

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

On November 7, 2011, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Jubilant Life Sciences Holdings Inc., now known as Jubilant Pharma Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly owned subsidiary, of over 82% of our outstanding common stock. The Tax Sharing Agreement has an effective date of October 1, 2011. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their incomes (losses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. We may recognize a benefit in the calculation of our provision for income taxes to the extent that foreign tax credits, capital losses and other tax attributes generated by us can be utilized both on a separate-company basis and in the consolidated or combined tax returns of Jubilant Holdings.

Other Accounting Estimates

In addition to the above described estimates, we make estimates regarding the following:

Allowances for our accounts receivable are made in accordance with our own assessments, which are based upon analysis of historical payment patterns, customer concentrations, customer credit worthiness and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. Our current customer base consists of large wholesalers, highly established pharmacy retail chains and grocery chains. We have historically not experienced non-payment of receivables as a result of the financial condition of customers. As a result of this experience and the composition of our current customer base, during our fiscal years ended March 31, 2014 and 2013, we did not consider it necessary to establish a reserve for doubtful accounts based upon the present and prospective financial condition of our customers. Our past due receivables as of such dates were primarily based upon unresolved disputes with respect to particular shipments of products. These disputes are often resolved through proper documentation. At the point that we make a determination that we will not be able to resolve a dispute through proper documentation, we make a decision to write-off the resulting uncollectible receivable. Because our reserves for doubtful accounts receivable, as of March 31, 2014 and March 31, 2013, are primarily based upon the actual amount of our disputed receivables as of such dates they did not fluctuate in proportion to the increase in our accounts receivable from the end of our 2013 fiscal year to the end of our 2014 fiscal year. We determined that our reserve for doubtful accounts of $0.35 million was adequate as of March 31, 2014, based upon the then total amount of disputed accounts receivable that remain to be resolved through production of proper documentation at that date that were not otherwise written off during the year.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The guidance in this topic currently does not apply to the Company as the Company has no items of other comprehensive income in any period presented and in such cases the Company is excluded from reporting other comprehensive income or comprehensive income.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s financial statement presentation is in accordance with this guidance; therefore this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the revised guidance will require the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will require the Company to (1) identify the contract(s) with a customer (2) identify the performance obligations in the contract (3) determine the transaction price (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2014, we had cash and cash equivalents of $11.14 million, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10 million HSL Loan that we funded in November 2011 (the “2011 HSL Loan”), that was outstanding as of March 31, 2014, currently bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 28, 2014, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20 million HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), currently bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. The $15 million Draximage Loan, we funded during the quarter ended September 2013, has a current maturity date of August 22, 2014 and payment may be demanded at any time by us upon 30 days’ prior notice. The Draximage Loan bears interest at an initial rate of four (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each a “Reset Date”), commencing March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date. Due to the short-term nature of our cash and cash equivalent investments and the 2011 HSL Loan and the Draximage Loan and the demand features of the HSL Loans and Draximage Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans and the Draximage Loan to fluctuate.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide such reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

We have implemented an enterprise resource planning system (“ERP”) system, developed by SAP, to replace certain of our legacy computer systems. The system became operational during the quarter ended December 31, 2012. We have been putting in place several changes to internal controls and procedures as part of the implementation, as is expected with a major system implementation, including adding several system based controls to reduce the dependence on the manual oversight controls. Other than changes required by the implementation of the SAP ERP system, none of which materially impair or significantly alter the effectiveness of the internal controls over financial reporting, there were no material changes in internal controls over financial reporting that occurred during the fourth quarter of our 2014 fiscal year that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

Item 9B. Other Information

On January 23, 2014, we increased the salary of Ward Barney, our Chief Operating Officer, from $225,514 to $250,000, effective January 1, 2014. We filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting this increase on June 20, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages and positions and a brief account of the business experience of our Directors and executive officers.

Name	Age	Position

Scott Delaney	45	President/Chief Executive Officer and Director

Ward Barney	62	Chief Operating Officer

Kamal Mandan	52	Chief Financial Officer and Director

Frank C. Becker	78	Director

Arun Seth	62	Director

Neeraj Agrawal	40	Director

R. Sankaraiah	55	Director

Scott Delaney has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Delaney is also the President and Chief Executive Officer of the Company, a position he has held since April 2009. He has spent over 20 years in the pharmaceutical industry, working for companies such as: Eli Lilly and Company (May 1996 to July 1999), as Neuroscience Specialty Representative / District Sales Trainer); Johnson and Johnson (Ortho Biotech) (July 1999 to June 2000), as Senior Product Specialist / Regional Sales Trainer; HEB Grocery Company (May 2001 to January 2004 ), as Director of Rx Procurement and Business Development; and Teva Pharmaceuticals (January 2004 to July 2005), as National Sales Sr. Director – US Generics. From July 2005 until joining the Company in April 2009, he held the position of Vice President – Sales for URL Pharma Inc., a specialty pharmaceutical company based in Philadelphia, Pennsylvania. Mr. Delaney received a B.B.A. in Accounting from Baylor University and a M.B.A. from the University of Texas at Austin. Mr. Delaney is a citizen of the United States.

Ward W. Barney is the Chief Operating Officer of the Company, a position he has held since December 2006. He received his B.S. in Electrical Engineering from California State University at Los Angeles. Mr. Barney has held numerous positions in Engineering, Operations and Product Development during his 35 years of pharmaceutical experience with the last 19 years spent at the Vice President of Operations or Chief Operating Officer level. From 1986 to 1999, Mr. Barney held several different positions at McGaw Laboratories, the last being Vice President of Drug Delivery and Vice President of Operations. He was Vice President Operations with Pharmaceutical Formulations Inc. from 1999 till October 2006. Mr. Barney is a citizen of the United States.

Kamal Mandan has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 4, 2012. Mr. Mandan is also the Chief Financial Officer of the Company, a position he has held since March 2006. He has over 23 years of broad financial experience, having worked in the engineering, chemical and pharmaceutical industries. He has worked for various Indian and German multinationals companies in India, Europe and the United States. For the last 14 years Mr. Mandan has been associated with Jubilant and its subsidiaries. Prior to joining Cadista in the United States., he worked in Belgium at one of the Jubilant group companies, Pharmaceuticals Services Inc., as Chief Financial Officer. Mr. Mandan worked as Manager Accounts in FAG Bearings, India from 1988 to 1994, Senior Manager Accounts with Anichem India Ltd from 1994 to 1996, Chief Accounts Manager at Gujarat Fluorochemicals Ltd from 1996 to 1999 and then with Jubilant as General Manager Accounts at their various manufacturing facilities. Mr. Mandan is a Chartered Accountant from India and is also a Certified Public Accountant. Mr. Mandan also previously served as an officer and/or director of other entities that are Jubilant affiliates. Mr. Mandan is a permanent resident of United States and is a citizen of India.

Frank C. Becker has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011. Mr. Becker is currently the President of Greenfield Chemical, Inc., a pharmaceutical consulting and sourcing company which he founded in January 1998. Mr. Becker has been a director of Neopharm, Inc., a company registered under the Securities Exchange Act of 1934, which is engaged in the research, development and commercialization of drugs for the treatment of various cancers and diseases. From 1998 to 2002, Mr. Becker served as President and Chief Operating Officer and was a member of the Board of Directors of Sicor Pharmaceuticals, a maker of injectable pharmaceuticals. Mr. Becker is a partner in Southport Marina Development LLC, a firm operating Southport Marina in Kenosha, Wisconsin. Prior to the foregoing relationships, Mr. Becker spent over 35 years at Abbott Laboratories, most recently as Vice President of Process Research and Chemical Manufacturing. Mr. Becker also serves on the Board of Directors of Regis Technologies, a provider of synthesis and separation services. Mr. Becker received his MBA in Finance from the University of Chicago and a B.S. Degree in chemical engineering from Purdue University. Mr. Becker is a citizen of the United States. Mr. Becker’s extensive experience in the pharmaceutical industry at both large and small companies and his senior management level positions led the Board to conclude that he would be a valued member of the Board. Although our Common Stock is not listed on any national securities exchange or inter-dealer quotation system that subjects us to director independence requirements, our Board has determined that Mr. Becker meets the standards of independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence.”

Arun Seth has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since May 5, 2011.  Mr. Seth had served as the non-Executive Chairman of India operations at Alcatel-Lucent S.A. from July 2011 until May 2014.  Mr. Seth also served as the Non-Executive Chairman of BT India Pvt. Ltd. (“BT India”), a subsidiary of British Telecommunications plc. from December 2004 to July 2012.  From 1995 until becoming Non-Executive chairman in 2004, Mr. Seth held a variety of positions with BT India including serving as its initial managing director.  British Telecommunications plc. is a wholly owned subsidiary of BT Group plc., which is listed on the New York and London Stock Exchanges, and is a multinational telecommunications company.  Mr. Seth has been an independent director of Jubilant Foodworks Limited since October 5, 2009.  Jubilant Foodworks Limited is a food service company that operates a chain of Domino’s Pizza stores in India, has securities publicly traded on the Bombay Stock Exchange and the National Stock Exchange of India and whose principal stockholders are Messrs. Shyam S. Bhartia and Hari Bhartia (and members of their immediate families and entities controlled by them) who are also Jubilant’s principal stockholders.  Mr. Seth also serves on the board of directors of the following companies:  Samtel Avionics Ltd making advanced avionics aircraft, Usha Breco Ltd (operating ropeways across India) and Centum Learning Ltd. (an Indian entity which provides learning and skill-building solutions aimed at impacting business productivity, through its learning and development specialists located in India).  He also is an elected member of the Board of Nasscom (India’s premier IT services association) and is a Trustee on Helpage India – India’s leading non- profit organization for the elderly. Mr. Seth is a citizen of India. Although our Common Stock is not listed on any national securities exchange or inter-dealer quotation system that subjects us to director independence requirements, our Board has determined that Mr. Seth meets the standards of independence provided in the listing requirements of the NASDAQ Capital Marker and SEC regulations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence.”

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

R. Sankaraiah has been a member of our Board of Directors and the Board of Directors of Cadista Pharmaceuticals since July 31, 2013. Mr. Sankaraiah, in addition to being a member of the Board of Directors, also serves as a member of the Audit Committee of the Company and has been designated by the Board as a “financial expert” in accordance with applicable SEC regulations. Mr. Sankaraiah was previously a director of the Company and Cadista Pharmaceuticals from June 2005 until his resignation on May 4, 2012. From the time of the formation of the Company’s Audit Committee in May 2011 until his resignation in May 2012, Mr. Sankaraiah was also on the Company’s Audit Committee and was designated by the Board as a “financial expert” in accordance with applicable SEC regulations. Mr. Sankaraiah is the Executive Director - Finance of Jubilant. He joined Jubilant on September 9, 2002. In the last two and a half decades, Mr. Sankaraiah has worked on a number of areas and his areas of interest and expertise include Financial Reporting Standards viz Indian GAAP, IFRS, US GAAP, etc., mergers & acquisitions, financial restructuring/engineering, taxation, legal, and secretarial. He has contributed to several national and international statutory/ professional bodies. He is a member of IFRS advisory council of IASB, SEBI committee on disclosures and accounting standards (SCODA), National Committee on Accounting Standards and Taxation of Confederation of Indian Industries (CII), CFO working group formed by Ministry of Corporate Affairs (MCA) to look into the issues related to Convergence of IGAAP with IFRS and Coalition on International Taxation, in India. He has also been a Government Nominee on the Central Council of Institute of Company Secretaries of India. Mr. Sankaraiah has been conferred with several prestigious awards like “The India CFO Award 2007- Excellence in Finance (Large Corporate)” in 2008 by IMA; “Best performing CFO in the Pharmaceutical Sector” in 2009 by CNBC TV 18; “Best CFO (FMCG, Health and retail Sector)”, in 2010 by ICAI and Best CFO in Pharmaceuticals & Healthcare space in 2011 all Asia Executive Team Survey by Institutional investor. Mr. Sankaraiah is also a prominent speaker and has been a key note speaker at various national and international conferences related to IFRS, Taxation, Mergers & Acquisition, Financial Instruments, and XBRL etc. Mr. Sankaraiah has co-authored 3 books covering subjects like the Revised Schedule VI, XBRL and cost accounting standards. Mr. Sankaraiah is a citizen of India.

As indicated above, except for Mr. Seth, each of our directors has extensive management and operational experience in one or more facets of the pharmaceutical industry, including research, product development, clinical and regulatory affairs, manufacturing, sales, marketing, strategic planning and finance, providing our company with the leadership needed by a pharmaceutical company in all stages of its development. Mr. Seth’s senior level management experience, including serving as a director of companies in multiple industries, led the Board to conclude that he has the experience, qualifications, attributes and skills that would make him a valuable member of the Board.

Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment.

Board Committees and Financial Expert

Our Board of Directors has no separate compensation and nominating committees, and therefore, our entire Board of Directors functions as such.

In May 2011 the Company appointed an Audit Committee comprised of Frank C. Becker, Arun Seth and R. Sankaraiah. Mr. Sankaraiah resigned as a director on May 4, 2012 but rejoined the Company’s Board of Directors and its Audit Committee on July 31, 2013. With respect to all periods after its formation, the Audit Committee is responsible for selecting the Company’s registered independent public accounting firm, approving the audit fee payable to the auditors, working with independent auditors and other corporate officials, reviewing the scope and results of the audit by, and the recommendations of, our independent auditors, approving the services provided by the auditors, reviewing our financial statements and reporting on the results of the audits to the Board, reviewing our financial controls and filings with the Securities and Exchange Commission (“SEC”); including meeting quarterly prior to the filing of our quarterly and annual reports containing financial statements filed with the SEC, and submitting to the Board its recommendations relating to our financial reporting, accounting practices and policies and financial, accounting and operational controls. Until the formation of the Company’s Audit Committee in May 2011, the Company’s entire Board of Directors functioned as its Audit Committee. Our Board has determined that Mr. Sankaraiah is a “financial expert” as provided in applicable SEC regulations. See Item 13 ”Certain Relationships and Related Transactions, and Director Independence” for a description of our Board’s assessment whether these directors are independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during its 2014 fiscal year.

Code of Ethics

The Company has adopted a code of ethics (the “Code”) for our principal executive officer, principal financial officer, principal accounting officer, controller, persons performing similar functions (the “Designated Officers”). In addition to the Designated Officers, the Code is applicable to all employees of the Company. The Company will provide a copy of our Code to any person, without charge, upon request to Cadista Holdings Inc., Attention: Kamal Mandan, 207 Kiley Drive, Salisbury, MD 21801, (410) 912-3705. A copy of the Code is also available on our website www.cadista.com, under the “Investors” section. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a narrative describing how compensation for our named executive officers is established and should be read in conjunction with the compensation tables and related narrative descriptions set forth below.

Our executive compensation program consists of an annual salary and bonus compensation, which is paid pursuant to bonus plans. The salary and bonuses serve to link executive pay to corporate performance. We currently have no equity based compensation program. In our fiscal year ending March 31, 2013 we maintained a bonus plan (the “Fiscal 2013 Bonus Plan”) covering our senior executive officers, except our Chief Executive Officer (“CEO”). Our CEO is covered under a personal bonus plan described below under “Employment Agreements and Arrangements-Mr. Delaney.” In addition, for our fiscal year ending March 31, 2013, we awarded additional bonuses to Messrs. Barney and Mandan in addition to those called for by the Fiscal 2013 Bonus Plan. For our fiscal year ending March 31, 2013, we also awarded Mr. Delaney a bonus in addition to that called for his personal bonus plan. See “Employment Agreements and Arrangements-Mr. Delaney.” However, for our fiscal year ended March 31, 2014, our Board did not establish a bonus plan for employees and although a bonus plan was in place for Mr. Delaney pursuant to his employment agreement, the Board and Mr. Delaney have not yet agreed on the appropriate targets. It is possible additional bonuses outside established bonus plans, will be paid at the discretion of the Board for our fiscal year ending March 31, 2014, and in future fiscal years as was the case for our fiscal year ending March 31, 2013.

Base salaries for our CEO, Chief Operating Officer and Chief Financial Officer (“named executive officers”) are based on the scope of their responsibilities, taking into account competitive market compensation paid by comparable companies for similar positions. Base salaries for our named executive officers are reviewed annually by the Board of Directors in June and any adjustments are implemented in July. Our awareness of the market is gained by discussions with recruiters and the compensation sought by prospective candidates as well as the salaries of other employees of direct and indirect subsidiaries of Jubilant Life Sciences Ltd. We do not formally benchmark compensation to that paid by other companies. In exceptional circumstances, such as the case with a raise of $24,486 granted to Mr. Barney effective January 1, 2014, our CEO will consult with a majority of other Board members without prior full Board approval and grant a raise in Salary. In Mr. Barney’s case the raise was later ratified by the full Board.

As no bonus plan was in existence for employees for fiscal year 2014, below we describe the bonus plan for fiscal year 2013. Future bonus plans adopted by the Board of Directors, if any, are likely to have the same structure.

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

The target bonus is based on a number of performance criteria and each is assigned a weighting.  Each achievement level of a criterion is associated with a payout percentage as set forth in the following table:

Achievement Level	80.00% -94.99%	95.00% to 99.99%	100.00% to 104.99%	105.00% to 109.99%	110.00% and over

Payout Percentage	25%	50%	100%	125%	150%

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

The weightings of the criteria for the Fiscal 2013 Bonus Plan are set forth below:

	Weightings for Messrs. Mandan and Barney (Weighting for other employees may differ)	Targets (‘000)	Actual (‘000)	Achievement Level	Payout Percentage on Achievement Level
Revenue	20%	103,881	114,901	111%	150%
EBITDA (adjusted for plan)	50%	50,359	67,467	134%	150%
Individual Performance	30%	(1)	(1)	(1)	(1)

(1) Individual performance factor grades for eligible employees were distributed in a normal distribution. Messrs Barney and Mandan had a achievement levels on individual performance of 100% and 150% respectively and payout percentages on such individual performance of 100% and 150% respectively.

No payment will be made under the plan if EBITDA is less than 80% of the targeted EBITDA. EBITDA is calculated after factoring bonus payouts and after research and development expense and certain accounting adjustments. The individual performance factors for Messrs Barney and Mandan were based on the individual’s annual performance review and goals that have been communicated, orally or in writing from time to time, to the respective individual.

Our Board of Directors generally establishes the criteria for the bonus plan in the first quarter of our fiscal year through consultations with our CEO, Chief Financial Officer, Chief Operating Officer and Jubilant Life Sciences Ltd. Criteria for a Fiscal 2014 Bonus Plan were not established and no such plan is currently in place.

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

Role of Executive Officers in Determining Compensation

The Board of Directors approves all compensation and awards to our executive officers and other employees. All such decisions are made with the consultation of the CEO, except those relating to the compensation of the CEO. Except for salary adjustments for the CEO, these items are generally based upon the recommendation of the CEO. Our Chief Financial Officer, Chief Operating Officer and Jubilant Life Sciences Ltd. also provide input on salary increases for our employees and the structure of our bonus plans.

Summary Compensation Table and Discussion of Employment and Incentive Arrangements

The following table sets forth a summary of the compensation earned by our CEO, Chief Financial Officer and Chief Operating Officer (collectively, the "named executive officers") for services rendered in all capacities to us during the last three fiscal years ended on March 31, 2014, 2013 and 2012. As the amount of the performance bonuses, if any, for Messrs. Barney and Mandan have not been set and as Mr. Delaney’s targets under his Non-equity Incentive Plan have not been set, they will be updated through the filing of a Form 8-K when available.

Summary Compensation Table

Name and Principal Position	Year Ending March 31,	Base Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Other ($)(2)	Total ($)
Scott Delaney, CEO	2014	$324,208	-	(1)	44,448	(3)
	2013	313,500	222,000	236,250	42,637	814,387
	2012	297,293	12,500	217,500	33,255	560,548
Ward Barney, Chief	2014	228,600	(1)	-	18,851	(3)
Operating Officer	2013	216,025	8,096	87,437	18,469	330,027
	2012	209,226	6,274	105,084	17,931	338,515
Kamal Mandan, Chief	2014	206,523	(1)	-	14,668	(3)
Financial Officer	2013	198,961	7,456	89,474	11,911	307,802
	2012	184,649	3,682	61,667	13,521	263,519

(1) The performance bonuses for Messrs. Delaney, Barney and Mandan cannot be ascertained and will be filed in a Form 8-K. As no bonus plan was in place for Messrs. Barney and Mandan, any bonus payable to them will be reported in the bonus column instead of the Non-Equity Incentive Plan column.

(2) Includes (i) $13,200, $11,885 (including carry over of $2,149, from 2011) and $8,149 in automobile allowance, (ii) $14,000, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise), and (iii) $6,055, $6,046 and $5,372 in 401(k) matching contributions for 2012, for Messrs. Delaney, Barney and Mandan, respectively. Includes (i) $17,787, $11,993 and $6,679 in automobile allowance, (ii) $18,500, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise) and (iii) $6,350, $6,476, and $5,232 in 401(k) matching contributions for 2013, for Messrs. Delaney, Barney and Mandan, respectively. Includes (i) $18,000, $11,993 and $9,298 in automobile allowance, (ii) $20,000, $0 and $0 in miscellaneous expenses usable for any purpose (personal or otherwise) and (iii) $6,448, $6,858, and $5,370 in 401(k) matching contributions for 2014, for Messrs. Delaney, Barney and Mandan, respectively.

(3) Totals cannot be computed until all columns can be calculated. See Footnote (1).

Other Compensatory Arrangements

Our executive officers are eligible to participate in medical, dental, life and disability insurance plans provided to all of our employees.

Employment Agreements and Arrangements

Scott Delaney

Scott Delaney has been employed since April 27, 2009 pursuant to an Employment Agreement dated as of April 2, 2009, as amended by amendment (the “Amendment”) effective as of May 1, 2012 (the “Employment Agreement”). The Employment Agreement provides that Mr. Delaney will serve as our CEO for a term currently scheduled to expire June 30, 2015. Mr. Delaney received a signing bonus of $50,000 for signing the pre-amended Employment Agreement, which was paid in two installments in the 2009 and an additional $25,000 in 2012 for signing the Amendment (which would have had to be refunded if Mr. Delaney left his employment before May 31, 2013). He received a first retention bonus (“First Retention Bonus”) of $150,000 in April 2012 under the Employment Agreement for remaining employed through April 1, 2012. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from us or Mr. Delaney at least ninety (90) days but no more than one hundred and twenty (120) days prior to the expiration of the initial term or any subsequent renewal period. Mr. Delaney’s base salary (“Base Salary”) under the Employment Agreement is $327,600, increased as of July 1, 2013 from $315,000, which had previously been increased as of May 1, 2012 from $310,000 (in effect since July 1, 2011), which in turn was increased from $289,000 (in effect earlier in the 2012 fiscal year). Mr. Delaney’s salary is reviewable by the Board on an annual basis and is subject to adjustment based on Mr. Delaney’s performance. The next review is scheduled for July, 2014. Pursuant to the Employment Agreement, Mr. Delaney is entitled to an annual performance bonus (“Performance Bonus”) based on our achievement of financial targets. The Performance Bonus was deemed earned on the last day of the fiscal year.

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

The Employment Agreement sets performance criteria and provides for setting performance targets before March 31, 2012 for the eleven months commencing May 1, 2012 to March 31, 2013 and in the following fiscal years revising criteria (with the consent of Mr. Delaney) and targets on or about July 1. For our 2014 fiscal year, performance targets have not been set. For the month of April 2012 the performance criteria are the same as those for the 2012 fiscal year, with the targets based on those established for the 2013 fiscal year. The performance criteria and their respective weightings for the remainder of the 2013 fiscal year were: revenue (15%); operating EBITDA (55%); return on common equity (10%); Market Share Leadership (i.e., percentage of products in top 2) (10%) and Personal Performance and Strategic Direction (10%). Within some criteria there are also internally weighted sub-criteria. The performance criteria for the 2014 fiscal year are expected to be similar to the criteria for 11 months of the 2013 fiscal year but have not been finalized as the Board has not been able to agree on the appropriate targets.

For any fiscal year, if we do not meet at least 90% of the stated objectives, Mr. Delaney is not entitled to a bonus. If we meet at least 90% of our stated objectives Mr. Delaney is entitled to a bonus of 40% of his then Base Salary plus 1% of his Base Salary for each percent of stated objectives met in excess of 90% (i.e. if we meet 110% of our objectives, Mr. Delaney is entitled to a bonus of 60% of his Base Salary) up to a maximum bonus of 75% of Base Salary for the 2013 Fiscal Year and subsequent Fiscal Years .

For our 2012 fiscal year Mr. Delaney earned the maximum bonus of $217,500 as we met in excess of 125% of our objectives.

For our 2013 fiscal year Mr. Delaney earned a bonus of $236,250 calculated as set forth in the table below and an additional $222,000 bonus granted at the discretion of the Board.

Category	Weighting (a)	Target (b)	Actual (c)	Actual as Percentage of Target (d)	Weighted Percentage of Stated Objectives (e)= (a) x (d)
Revenue	14.6%	$103.88 million	$114.90 million	111%	16.15%
EBITDA	54.9%	$50.36 million	$67.47 million	134%	73.55%
ROCE	10.5%	110%	134%	122%	12.79%
Total of Financial Objectives	-	-	-	-	102.49%
Nonfinancial Objectives	20%	100%	118.5%	118.5%	23.70%
Total	100%	-	-	-	126.19%

The performance criteria and weightings for the 2014 fiscal year are the same as for the last 11 months of the 2013 fiscal year but Mr. Delaney and the Board have not yet agreed on the targets for such criteria.

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

The Employment Agreement contains standard termination provisions, including upon death, disability, for Cause, for Good Reason and without Cause. In the event the Employment Agreement is terminated due to death or disability or Mr. Delaney’s retirement or resignation, our obligation to pay any Retention Bonus or Performance Bonus cease as of the date of termination. In the event that the Employment Agreement is terminated by us without Cause, or by Mr. Delaney for Good Reason, we are required to pay Mr. Delaney Severance Pay (as defined below) payable over a six (6) month period (or in a lump sum at the end of six months, if Mr. Delaney is considered a specified employee under Section 409A of the Internal Revenue Code at the time of termination). Severance Pay is payable in the event the Employment Agreement is terminated by us without cause, or by Mr. Delaney for Good Reason, and is intended to consist of up to six months (reduced from one year in the pre-amended Employment Agreement) of his then-current base salary in effect immediately prior to the date of termination, a bonus equal to the average annual performance bonus paid over the preceding three years (pro-rated until the date of termination) and a Second Retention Bonus on a prorated monthly basis until the date of termination (collectively, “Severance Pay”), provided that Severance Pay is reduced on a dollar for dollar basis in the amount equal to the amount of salary payable to Mr. Delaney by another employer during the period of the payment of the Severance Pay.  Good Reason includes a change of control, a reduction in duties which are inconsistent with Mr. Delaney’s position as Chief Executive Officer or a reduction in Mr. Delaney’s salary, bonus or other benefits that are not agreed to by Mr. Delaney. In addition we will provide the full cost of Company-provided medical and dental coverage for Mr. Delaney and his dependents for a six (6) month period (reduced from 12 months in the pre-amended agreement) following termination of his employment without Cause or for Good Reason.

The Employment Agreement restricts Mr. Delaney from disclosing, disseminating or using for his personal benefit or for the benefit of others, confidential or proprietary information, and from competing with us at any time prior to six months after the termination of his employment with us. In addition he has agreed that while he is employed and for two years thereafter he will not induce employees to leave our employment, hire or employ any person who was our or our affiliates’ employee within 12 months of his termination, induce any of our or our affiliates’ customers, clients, suppliers or business relations to cease doing business with us or our affiliates (if such persons were customers, clients or suppliers in the 12 month period preceding his termination). He has also agreed that for 12 months after termination he will not solicit persons for generic pharmaceutical sales who were our or our affiliates’ customers in the 12 months immediately preceding termination or solicit persons who were our or our affiliates’ prospective customers (as defined) at the time of termination.

Mr. Delaney is entitled to receive medical and dental benefits for himself and his immediate family offered to senior executives, generally (but he is not contractually entitled to receive more than $14,000 of such benefits) and he is entitled to participate in our 401(k) plan.

Messrs. Barney and Mandan

Mr. Barney and Mr. Mandan are not parties to employment agreements. They were hired pursuant to offer letters, each of which provided some relocation assistance. Messrs. Barney and Mandan are employed at annual salaries of $250,000 effective January 1, 2014 (increased from $225,514 which was an increase from $217,739) and $208,683 effective July 1, 2013 (increased from $200,657), respectively. Messrs. Barney and Mandan are eligible for annual performance bonuses based on (but not limited to) 30% and 20% of their actual salaries for which the bonuses are awarded, respectively.

Grants of Plan Based Awards in Fiscal Year 2013

The following table presents the estimated payouts to be made to Mr. Delaney for a plan based  bonus under his employment agreement with respect to Fiscal Year 2014.  Mr. Delaney is our sole named executive officer eligible for such a plan based bonus.   Messrs. Mandan and Barney, our two other named executive officers, did not participate in any plan based awards for Fiscal Year 2014 although they are eligible for bonuses at the discretion of the Board of Directors:

Grants of Plan-Based Awards

Name	Estimated future payouts under non-equity incentive plan awards
	Threshold(1)	Target(2)	Maximum(3)
Scott Delaney	$131,040	$163,800	$245,700

(1) Assumes realization of minimum objectives qualifying for payment. Computed in the case of Mr. Delaney as 40% of base salary.

(2) Assumes realization of 100% of objectives. Computed in the case of Mr. Delaney as 50% of base salary.

(3) Assumes realization of maximum objectives. Computed in the case of Mr. Delaney as 75% of base salary,.

Potential Payments upon Termination or Change in Control

Mr. Delaney

Based upon a hypothetical triggering date of March 31, 2014, the quantifiable benefits for Mr. Delaney upon a termination/change of control would have been as set forth in the table below:

Triggering Event	Performance Bonus		Severance (Salary Component)		Severance (Retention Bonus Component)	Medical and Dental, Benefits (4)	Life Insurance		Total
Termination by Company without Cause or by Employee for Good Reason	$245,700	(1)	$163,800	(3)	$90,789	$7,000	—		$507,289
Termination for Death/Disability/for Cause	$245,700	(2)	—		—	—	$327,600	(5)	$573,300

(1) Assumes achievement of 125% of targets. Had Mr. Delaney’s employment been terminated by us prior to the last day of the fiscal year, his performance bonus would have been determined based on an average of prior performance bonuses and prorated to the date of termination. See “Employment Arrangements and Agreements-Scott Delaney.”

(2) Had Mr. Delaney died or been terminated for disability or for cause prior to the last day of the fiscal year, he would not be entitled to the performance bonus.

(3) Represents six months of salary at the rate in effect on March 31, 2014.

(4) Represents the value of medical and dental benefits for the six months following termination. This amount is estimated.

(5) $327,600 of Life Insurance payout only applicable in event of death.

Messrs. Barney and Mandan

Messrs. Barney and Mandan are not entitled to any payments upon termination or change of control. However, we anticipate paying severance that may be negotiated at the time of their departure and we may make retention payments upon a change of control. If terminated on March 31, 2013, they would be entitled to a life insurance benefit of $250,000 and $208,683, respectively on their death, as a result of the group life insurance we maintain.

Director Compensation

Our Director compensation program, for each Director who is not our employee or an employee of Jubilant or its affiliates, provides for a $10,000 annual retainer for each calendar year, a $500 fee for each Board meeting attended, and a $250 fee for each Audit Committee meeting attended. The annual retainer fees are payable in December of each calendar year and are prorated based on the number of days the director served in a calendar year. Directors who are also our employees or employees of Jubilant or its affiliates receive no additional or special remuneration for their services as Directors. We also reimburse Directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings. Messrs. Neeraj Agrawal, Arun Seth, Scott Delaney, Kamal Mandan and Frank Becker served as Directors during the entire 2014 fiscal year. Mr. Sankaraiah, who resigned as a director on May 4, 2012, was re-elected, by our Board of Directors, as a director in July 2013. Messrs. Sankaraiah and Neeraj Agrawal are executives of Jubilant Life Sciences Ltd. and its affiliated companies (the “Group”) and receive compensation from those entities. As part of their service to the Group they served as directors to the Company. As described more fully below, this chart summarizes the annual cash compensation for the Company’s directors other than named executive officers during fiscal year 2014. The compensation of Messrs. Delaney and Mandan is reported in the Summary Compensation Table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arun Seth	14,500	-	-	-	$14,500
Frank C. Becker	14,500	-	-	-	$14,500
Neeraj Agrawal	-	-	-	-	-
R. Sankaraiah	-	-	-	-	-

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee and the entire Board fills that role. Each of Messrs. Delaney, Barney and Mandan participated in discussions regarding compensation during the fiscal year ended March 31, 2014. There were no Compensation Committee interlocks during the fiscal year ended March 31, 2014.

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

/s/ R. Sankaraiah, Scott B. Delaney, Kamal Mandan, Neeraj Agrawal, Arun Seth and Frank Becker

June 18, 2014

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of June 13, 2014, by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Percentage of beneficial ownership is based on 117,797,180 shares of Common Stock outstanding as of June 18, 2014. Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the stockholder.

Name	Amount Owned	Percentage of Class
5% Stockholders:
Jubilant Generics Inc. (1)	97,043,574	82.38%
Jubilant Life Sciences Ltd. (2)	97,043,574	82.38
Executive Officers and Directors:
Frank C. Becker	—	*
Arun Seth	—	*
Neeraj Agrawal (3)	—	*
Scott Delaney	—	*
Ward Barney	—	*
Kamal Mandan	—	*
R.Sankaraiah (4)	—	*
All executive officers and directors as a group (6 persons)	—	*

______________

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Jubilant Generics Inc.(“JGI”) (formerly known as Generic Pharmaceuticals Holdings Inc.) is a wholly-owned subsidiary of Jubilant Pharma Holdings Inc. (“JPHI”) (formerly known as Jubilant Life Sciences Holdings Inc.), which in turn is owned by Jubilant Pharma Limited (“JPL”) (formerly known as Jubilant Pharma Pte. Ltd.). JPL is a wholly-owned subsidiary of Jubilant Life Sciences Ltd. (“Jubilant”). JPL owns approximately 82% of the voting capital stock of JPHI and JPL’s wholly-owned subsidiary owns approximately 18% of the voting capital stock of JPHI. Voting, investment and dispositive decisions are exercised by the Board of Directors of JGI, which currently consists of three members: R Sankaraiah, Rahul Devnani and Arun K. Sharma. The address for JGI is c/o Jubilant Clinsys Inc., One Crossroads Drive, Bedminster, New Jersey 07921

(2)	JGI, the record holder of an aggregate of 97,043,574 shares of Common Stock, is a wholly-owned subsidiary of JPHI [the majority of voting capital stock of which is owned by JPL and the remaining portion of voting capital stock of which is owned by JPL’s wholly-owned subsidiary]. JPL, in turn, is a wholly-owned subsidiary of Jubilant. Accordingly, JPHI and Jubilant may be deemed to beneficially own all such shares. The Board of Directors of Jubilant has the power directly or indirectly to elect the directors of JPL and JPHI. The Board of Directors of Jubilant consists of nine individuals, including: Shyam S. Bhartia and Hari S. Bhartia (who are also directors of JPL). R. Sankaraiah, who is a member of our Board of Directors, is Executive Director - Finance of Jubilant. Neeraj Agrawal, who is a member of our Board of Directors, is Chief Executive Officer – Generics of Jubilant. Jubilant’s equity shares trade on the BSE Limited and the National Stock Exchange of India Limited. As of June 13, 2014, a group of stockholders of Jubilant, including Messrs. Shyam S. Bhartia and Hari S. Bhartia, together with members of their immediate families and entities controlled by them, in the aggregate, beneficially owned 86,051,056 equity shares equal to approximately 54.02% of Jubilant’s outstanding equity shares. The address for Jubilant is Jubilant Life Sciences Ltd. is 1-A, Sector 16-A, Institutional Area, Noida – 201 301, UP, India. The address for JPHI is c/o Jubilant Clinsys Inc., One Crossroads Drive, Bedminster, New Jersey 07921. The address for JPL is 80 Raffles Place, UOB Plaza 1, #26-01, Singapore 048624.

(3)	Neeraj Agrawal is an executive officer of Jubilant.

(4)	R. Sankariah is an Executive Director – Finance of Jubilant

Equity Compensation Plan Information

The following table sets forth the securities that are authorized for issuance as of March 31, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock Option plans approved by security holders	—	—	—
Stock Option plans not approved by security holders (1)	749,547	$1.54	—
Total	749,547	$1.54	—

See footnote 19 to the financial statements, included with this Report on Form 10-K for a further description of the above-referenced options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements which are described under “Item 11 Executive Compensation,” and the transactions described below, since April 1, 2013, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we are or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest. All of the transactions described below were between us and Jubilant Life Sciences Ltd. (“Jubilant”) or one or more of Jubilant’s affiliates.

Tax Sharing Agreement

On November 7, 2011, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Jubilant Pharma Holdings Inc., formerly known as Jubilant Life Sciences Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly owned subsidiary, of over 82% of our outstanding common stock.  The Tax Sharing Agreement has an effective date of October 1, 2011. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated federal, state and foreign tax returns. The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their incomes (losses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. We may recognize a benefit in the calculation of our provision for income taxes to the extent that foreign tax credits, capital losses and other tax attributes generated by us can be utilized both on a separate-company basis and in the consolidated or combined tax returns of Jubilant Holdings. As of March 31, 2014, we had a payment obligation to Jubilant Holdings with respect to federal taxes in the amount of $1.76 million and state taxes in the amount of $1.11 million (including a carryover amount from the previous year) under the Tax Sharing Agreement. We make tax-sharing payments to Jubilant Holdings equal to the taxes that we would pay (or receive) if we filed a return on a stand-alone basis. During the year ended March 31, 2014, the Company paid $16.20 million to Jubilant Holdings under the Tax Sharing Agreement.

Supply Arrangements

The 2005 Supply Agreement

Jubilant Pharma Ltd., formerly known as Jubilant Pharma Pte. Ltd. (“JPL”) a wholly-owned subsidiary of Jubilant, acquired 75% of our outstanding Common Stock, pursuant to a Stock Purchase Agreement, dated May 23, 2005 (the “Stock Purchase Agreement”). Simultaneous with the closing of the Stock Purchase Agreement, Jubilant and Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), our operating subsidiary, executed a Supply Agreement dated June 30, 2005 (the “2005 Supply Agreement”). The 2005 Supply Agreement provides, among other things, that Jubilant will provide to Cadista Pharmaceuticals 10 pre-ANDA products, of which five would be provided without cost and five would be provided at a cost of $0.25 million per product. The 2005 Supply Agreement also provides that Jubilant and Cadista Pharmaceuticals will mutually agree upon the pre-ANDA products to be selected by Cadista Pharmaceuticals, the dates on which such pre-ANDA product would be transferred, and the payment dates for such products. The 10 pre-ANDA Products selected were acquired over a three year period, between July 1, 2005 to June 30, 2008. Of the 10 pre-ANDA products acquired by us pursuant to the 2005 Supply Agreement, as of March 31, 2014; (i) Lamotrigine, Oxcarazepine, Alendronate, Losartan Potassium Tablets and Losartan Potassium Hydrochlorothiazide Tablets are currently being marketed by us; (ii) Risperidone and Cetirizine have received FDA approval, but were not currently being marketed; (iii) ANDAs with respect to another two products have been filed with the FDA but have not yet received FDA approval; and (iv) one product is at an earlier stage of development with respect to which an ANDA is expected to be filed with the FDA for review. We accrue the cost of the 10 pre-ANDA products selected by us, at a rate of $0.125 million per pre-ANDA product, as and when such pre-ANDA products achieve FDA approval (at which time payment is payable to Jubilant). We accrued $0.875 million for the cost of seven pre-ANDA products that received FDA approval through our fiscal year ended March 31, 2014, $0.25 million was accrued during our fiscal year ended March 31, 2013 for the ANDAs for Losaratan Potassium tablets and Losartan Potassium Hydrochlorothiazide tablets that were approved during such year. As no pre-ANDA products achieved FDA approval during our fiscal year ended March 31, 2014, we did not accrue for any such costs during such year.

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

The 2005 Supply Agreement also provides that Cadista Pharmaceuticals would purchase from Jubilant certain API for use in the United States. We purchase from Jubilant or its affiliates the following API pursuant to the 2005 Supply Agreement: Cetirizine; Oxcarbazepine; and Losartan. Pursuant to the 2005 Supply Agreement, Cadista Pharmaceuticals must purchase all of its requirements for the agreed upon API exclusively from Jubilant for the term of the 2005 Supply Agreement. Jubilant, is not precluded from manufacturing or supplying any such API or any of its other products to any other person. Jubilant is permitted to fulfill its obligations under the 2005 Supply Agreement by contract manufacturing arrangements with its affiliates or third parties. The price for each API must be the lowest price that Jubilant is supplying the same API to any non-affiliated customer in the United States, provided that if the API is not being sold to a non–affiliated customer in the United States then the price for the API will be mutually agreed to. The term of the 2005 Supply Agreement is determined on an API by API basis and commences on the date that the FDA approves a product containing the API and terminates five years thereafter, provided that the term for each API may be extended for an additional five year period by agreement of the parties. We had purchased our API requirements for Lamotrigine and Risperidone from Jubilant pursuant to the 2005 Supply Agreement, until their terms expired in January 2014 and March 2014, respectively. Since the expiration of their respective terms we purchase our API requirements for these products from Jubilant on a purchase order basis, but their supply is no longer governed by the 2005 Supply Agreement. In accordance with these provisions, the current initial five year term with respect to each API provided by Jubilant under the 2005 Supply Agreement is as follows:

Expiration of
API	Initial Five Year Term
Cetrizine	June 2015
Oxcarbazepine	January 2015
Losartan	September 2017
Losartan + HCTZ	September 2017

The 2005 Supply Agreement may be terminated by mutual agreement of the parties, and may also be terminated in the event either party ceases conducting its business in a normal course or becomes insolvent.

Since our 2009 fiscal year we have purchased all of our Meclizine API requirements from Jubilant on a purchase order basis. We also have purchased our small API requirements for Terazosin from Jubilant or its affiliates on a purchase order basis. These purchases are not, and have not been, pursuant to the 2005 Supply Agreement.

Purchases of API by Cadista Pharmaceuticals from Jubilant and its affiliates pursuant to the 2005 Supply Agreement and separately pursuant to purchase orders, aggregated $6.34 million for Cadista’s fiscal year ended March 31, 2014.

2011 Master Supply Agreement

On May 27, 2011, we entered into a Master Supply Agreement (the “Original 2011 Master Supply Agreement”) with Jubilant pursuant to which we acquired from Jubilant the exclusive United States marketing rights to four products, consisting of the Toll Manufactured Product Lamotrigine Chewable tablets (which we will be manufacturing and packaging for Jubilant pursuant to the Toll Manufacturing Agreement discussed below (See “Development and Related Services – Toll Manufacturing Agreement”)), Donepezil Hydrochloride Tablets (in 5mg and 10mg dosages), which is the generic equivalent of Aricept®, Risperidone ODT (in 0.5 mg, 1mg, 2mg, 3 mg and 4mg dosages), which is the generic equivalent of Risperdal® M-Tabs, and Pantoprazole DR tablets (in 20 mg and 40 mg dosages), which is a generic equivalent to Protonix®. All four products (Lamotrigine chewable tablets, Donepezil hydrochloride tablets, Risperidone orally disintegrating tablets (“ODT”) and Pantoprazole DR tablets) have been approved by the FDA. The Original 2011 Master Supply Agreement contemplated that additional products developed by Jubilant might be added to it from time to time by mutual agreement of the parties. In December 2012, we entered into an amendment to the 2011 Master Supply Agreement (the Original 2011 Master Supply Agreement, as amended, the “2011 Master Supply Agreement”) to add twenty two (22) additional products (collectively, the “New Products”). ANDAs for all of the New Products have been filed with the FDA. As of March 31, 2014, ANDAs for the following five New Products have received FDA approval: Escitalopram tablets, which is the generic equivalent to Lexapro (in 5, 10 and 20 mg dosages); Olanzapine ODT, which is the generic equivalent of Zyprexa®/Zydis® (in 5, 10, 15 and 20 mg dosages); Valacyclovir, which is the generic equivalent of Valtrex® (in 500 and 1000 mg dosages); Bupropion Hydrochloride S.R., which is the generic equivalent of Welbutrin SR ® (in 100, 150 and 200 mg dosages); and Quetiapine Fumerate, which is the generic equivalent of Seroquel® (in 25 mg dosage).

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

The 2011 Master Supply Agreement has an initial term, on a product by product basis, of five years after the date of the first commercial sale of such product in the United States, and thereafter automatically renews on a year to year basis with respect to such product unless either party notifies the other that it is electing not to renew. We currently market the following six products pursuant to the 2011 Master Supply Agreement, which have the respective initial five year terms set forth below.

Name of Generic Product	Date Initial Five Year Term Expires
Donepezil Hydrochloride Tablets	July 2016
Risperidone ODT	May 2017
Pantoprazole DR	July 2017
Valacyclovir	October 2017
Olanzapine ODT	March 2018
Escitolapram	October 2018

For our fiscal year ended March 31, 2014 we retained $0.88 million in the aggregate from net sales of the products that we market pursuant to the 2011 Master Supply Agreement, constituting our 10% share of such net sales, and paid Jubilant $8.93 million for the supply of such products during such year including adjustments (inventory valuation and price realization adjustments) in the amount of $4.99 million for the fiscal year ended March 31, 2014. There is no assurance that the 2011 Master Supply Agreement will be extended with respect to any product after the expiration of the applicable initial five year term. The failure to renew the 2011 Master Supply Agreement could have an adverse effect on our results of operations and financial condition. The agreement may be terminated earlier by a party if there is a material breach of the agreement by the other party or if the other party, among other things, ceases to conduct business.

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

To date, we have not received any Foreign Regulatory Approvals in the countries covered by the 2012 Master Supply Agreement; accordingly, Jubilant has not marketed, and we have not supplied, any products pursuant to the 2012 Master Supply Agreement. For our fiscal year ended March 31, 2014, we did not expend any amount with respect to pursuing such Foreign Regulatory Approvals and to date we have not filed any applications to obtain Foreign Regulatory Approvals for these products.

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

During our 2014 fiscal year, we entered into a new Project Task Order with Jubilant under the Master Product Development Cooperation Agreement with respect to a product candidate, but to date we have not commenced any services under such Project Task Order and have only received reimbursement of expenses of $0.04 million with respect thereto. Prior to our 2014 fiscal year, we had provided services to Jubilant under the Master Product Development Cooperation Agreement in connection with two product candidates as well as a third product Jubilant was considering developing, but which it has since abandoned. Services under the Master Product Development Cooperation Agreement with respect to these product candidates were completed in our 2009 fiscal year. Cadista Pharmaceuticals is being qualified as a manufacturing site for each of the two Jubilant product candidates that Jubilant did not abandon. No amounts were invoiced by Cadista Pharmaceuticals to Jubilant during our 2014 fiscal year

Toll Manufacturing Agreement

On May 27, 2011, we entered into a Toll Manufacturing Conversion Agreement (the “Toll Manufacturing Agreement”) with Jubilant pursuant to which we have agreed to manufacture and package the finished dosage product, Lamotrigine chewable tablets (the “Toll Manufactured Product”) for Jubilant, on a contract toll manufacturing basis. Pursuant to this Agreement, Jubilant will supply, or otherwise be responsible for all costs and expenses with respect to, API and other components for the Toll Manufactured Product, which costs and expenses, if incurred by us, will be reimbursed by Jubilant. However, we are responsible for all materials lost or wasted in processing or in defective batches, if due to our negligence or failure of the product to meet specifications (other than as a result of the failure of the materials Jubilant is responsible for providing). We are compensated on a fixed unit price of the Toll Manufactured Product supplied to Jubilant under the Toll Manufacturing Agreement. The price was originally fixed for the remainder of the 2011 calendar year. Thereafter, it was to be reviewed no later than 30 days before the end of a calendar year and adjusted by the parties before the commencement of the next calendar year. In addition, if Cadista’s manufacturing costs increase, then it may request an increase in price at any time after the first anniversary of the effective date of the Agreement. In either of the above cases, if the parties cannot agree on revised pricing, then either party may terminate the Agreement on 18 months notice to the other party or the current price will stay in effect for such 18 month period. To date, we have not received any revenues under the Toll Manufacturing Agreement. The parties agreed at the end of each of the 2012 and 2013 calendar years not to adjust the price for the Toll Manufactured Product for the following year. There is no assurance that the parties will be able to reach agreement on any such price adjustment for any of the following years and accordingly, there can be no assurance that the Agreement will not be terminated as early as 18 months after the commencement of the 2015 calendar year. The initial term of the Toll Manufacturing Agreement is five years and may be extended for such period of time as the parties may mutually agree. There is no assurance that the term of the Toll Manufacturing Agreement will be extended after the end of the five year initial term. We will be responsible for all product liability claims and recall expenses arising with respect to the Toll Manufactured Product, to the extent such claims arise from our acts or omissions. Our obligation to indemnify Jubilant is capped at $500,000. We contemplate that additional products may be added to the Toll Manufacturing Agreement, subject to mutual agreement of the parties including with respect to the price for our toll manufacturing services with respect to such products. However, there can be no assurance that any such mutual agreement will be reached or that additional products will be added.

Assignment of Supply Agreement for Veterinary Drug Product

On December 21, 2012 (the “Effective Date”), our wholly-owned subsidiary, Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”), entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) with Jubilant DraxImage Inc. (“Jubilant DraxImage”), Deprenyl, Inc. USA. (“Deprenyl USA”), and Jubilant Hollisterstier General Partnership (“Jubilant Hollisterstier”). Pursuant to the Assignment and Assumption Agreement, Jubilant DraxImage assigned and we assumed the rights and obligations to supply a specified veterinary product (the “Veterinary Product”) pursuant to a supply agreement (the “Veterinary Supply Agreement”) with a large pharmaceutical company. Jubilant DraxImage, Deprenyl USA and Jubilant Hollisterstier, are all indirect wholly-owned subsidiaries of Jubilant Life Sciences Ltd. (“JLS”). JLS indirectly wholly-owns Jubilant Generics Inc. (formerly known as Generic Pharmaceutical Holdings Inc.), the holder of 82.4% of our outstanding shares of common stock.

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

Jubilant DraxImage, Deprenyl USA, which licensed certain rights related to the Veterinary Product to the large pharmaceutical company that is the counter-party under the Veterinary Supply Agreement, and Jubilant Hollisterstier, agreed to provide, free of charge, to Cadista Pharmaceuticals all technical information, data and applicable Veterinary Product know-how to enable Cadista Pharmaceuticals to qualify, under applicable law, as a new manufacturer of such Veterinary Product utilizing our own manufacturing facility. Deprenyl USA agreed to reimburse Cadista Pharmaceuticals for all out-of-pocket expenses and 100% of its fully-burdened costs (including our direct and indirect labor and other costs) incurred in connection with the transfer to it of such technology and qualifying our facility to manufacture the Veterinary Product. $0.09 million of such expenses were incurred during our fiscal year 2014 and reimbursed. Other than described above, no consideration was payable by the parties to the Assignment and Assumption Agreement in connection with the assignment and assumption of the rights and obligations related to the Veterinary Supply Agreement. The price to be paid by the large pharmaceutical party that is the counter-party to the Veterinary Supply Agreement, for each unit of Veterinary Product to be supplied by Cadista Pharmaceuticals thereunder is determined based upon a formula, subject to a floor equal to a specified percentage above the actual cost to manufacture the Product. In the quarter ended December, 2013, Cadista commencing supplying Veterinary Product under such Veterinary Supply Agreement and its revenues from the supply of such Veterinary Product during its 2014 fiscal year were $0.13 million.

Financings

On November 23, 2011, Cadista Pharmaceuticals entered into a Loan Agreement (the “2011 HSL Loan Agreement”) with HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Pharma Holdings, Inc., formerly known as Jubilant Life Sciences Holdings, Inc. (“JPHI”). JPHI has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the Loan Agreement. The 2011 HSL Loan Agreement provides for a loan (the “2011 HSL Loan”) in the principal amount of $10.0 million to be extended by Cadista Pharmaceuticals to HSL Holdings. The 2011 HSL Loan was fully funded by Cadista Pharmaceuticals on November 25, 2011. Pursuant to its original terms, the outstanding principal balance of the 2011 HSL Loan would bear interest at a rate equal to five percent (5%) per annum. However, pursuant to an amendment to the 2011 HSL Loan Agreement that we entered into in November 2013 (the “November 2013 Amendment”), on each September 1 and March 1 (a “Reset Date”), commencing March 1, 2014, the interest rate is reset so that the original interest rate is increased by an amount equal to the increase, if any, in the Six Month Libor Rate on such applicable Reset Date over the Six Month Libor Rate that was in effect on August 15, 2013 (the “Reference Date”), provided that the interest rate is not permitted to fall below five (5%) per annum and there is no adjustment to the interest rate unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate in effect on the Reference Date. There was no adjustment to the interest rate on March 1, 2014 as a result of such reset provision. Interest is payable semi-annually on the last business day of November and May, commencing in May of 2012. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2011 HSL Loan and on the maturity date of the 2011 HSL Loan. The original maturity date of the 2011 HSL Loan was November 30, 2012, but pursuant to amendments to the 2011 HSL Loan Agreement, Cadista Pharmaceuticals has extended the maturity date from November 30, 2012 to November 28, 2014. The November 2013 Amendment extended the maturity date of the 2011 HSL Loan Agreement from November 29, 2013 to its current maturity date of November 28, 2014. Unless Cadista Pharmaceuticals agrees in its sole discretion to an extension of the maturity date of the 2011 HSL Loan, at the request of HSL Holdings, the maturity date will be November 28, 2014, at which time the entire outstanding principal amount of the 2011 HSL Loan, together with all accrued and unpaid interest, is due and payable. Cadista Pharmaceuticals has the right to demand payment of all or any portion of the principal amount of the 2011 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2011 HSL Loan upon 30 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving Cadista Pharmaceuticals at least seven days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2011 HSL Loan without premium or penalty.  Any principal amount of the 2011 HSL Loan that is repaid may not be reborrowed.

On January 30, 2013, Cadista Pharmaceuticals entered into another Loan Agreement (the “2013 HSL Loan Agreement”) with HSL Holdings. The 2013 HSL Loan Agreement provides for a loan (the “2013 HSL Loan”) in the principal amount of $20.0 million to be extended by Cadista Pharmaceuticals to HSL Holdings. The 2013 HSL Loan was fully funded by Cadista Pharmaceuticals on January 30, 2013. Similar to the 2011 HSL Loan Agreement, JPH has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the 2013 HSL Loan Agreement. Pursuant to its original terms, the outstanding principal balance of the 2013 HSL Loan would bear interest at a rate equal to four percent (4%) per annum. However, pursuant to an amendment to the 2013 HSL Loan Agreement that we entered into in November 2013, on each Reset Date, commencing March 1, 2014, the interest rate is reset so that the original interest rate is increased by an amount equal to the increase, if any, in the Six Month Libor Rate on such applicable Reset Date over the Six Month Libor Rate that was in effect on the Reference Date, provided that the interest rate is not permitted to fall below four (4%) per annum. There was no adjustment to the interest rate on March 1, 2014 as a result of such reset provision. Interest is payable semi-annually on the last business day of July and January, commencing in July 2013. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2013 HSL Loan and on the maturity date of the 2013 HSL Loan. Unless Cadista Pharmaceuticals agrees in its sole discretion to an extension of the maturity date of the 2013 HSL Loan, at the request of HSL Holdings, the maturity date will be January 31, 2015, at which time the entire outstanding principal amount of the 2013 HSL Loan, together with all accrued and unpaid interest, is due and payable. Cadista Pharmaceuticals has the right to demand payment of all or any portion of the principal amount of the 2013 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2013 HSL Loan upon 60 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving Cadista Pharmaceuticals at least 30 days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2013 HSL Loan without premium or penalty. Any principal amount of the 2013 HSL Loan that is repaid may not be reborrowed.

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

On August 23, 2013, Cadista Pharmaceuticals entered into a loan agreement (the “Draximage Loan Agreement”) with Jubilant Draximage Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Ltd. (“JPL”). JPL has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement. The Draximage Loan Agreement provides for a loan (the “Draximage Loan”) in the principal amount of up to $15.0 million to be extended by Cadista Pharmaceuticals to Draximage. $12.0 million of such Draximage Loan was funded on August 23, 2013 and the remaining $3.0 million was funded on September 30, 2013. Pursuant to its terms, the outstanding principal balance of the Draximage Loan originally would bear interest at a rate equal to four (4%) per annum. However, the Draximage Loan Agreement provided that on each Reset Date, commencing March 1, 2014, the interest rate would be reset so that such four percent (4%) per annum rate is increased by an amount equal to the increase, if any, in the Six Month Libor Rate on such applicable Reset Date over the Six Month Libor Rate that was in effect on the Reference Date. The interest rate is not permitted to fall below four percent (4%) per annum or increase above seven percent (7%) per annum (unless as a result of the imposition of a default rate (in which case the interest rate could increase to nine percent (9%) per annum)). There was no adjustment to the interest rate on March 1, 2014 as a result of such reset provision. Interest is payable semi-annually on the last business day of February and August, commencing February 28, 2014. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the Draximage Loan and on the maturity date of the Draximage Loan. Unless Cadista Pharmaceuticals agrees in its sole discretion to an extension of the maturity date of the Loan, at the request of Draximage, the maturity date will be August 22, 2014, at which time the entire outstanding principal amount of the Draximage Loan, together with all accrued and unpaid interest, is due and payable. Cadista Pharmaceuticals has the right to demand payment of all or any portion of the principal amount of the Draximage Loan, together with accrued and unpaid interest thereon, at any time during the term of the Draximage Loan upon 30 days’ prior notice to Draximage. Subject to Draximage giving Cadista Pharmaceuticals at least 30 business days prior written notice, Draximage has the right to prepay the principal amount of the Draximage Loan without premium or penalty. Any principal amount of the Draximage Loan that is repaid may not be reborrowed.

In making our decisions to enter into the Draximage Loan Agreement, funding the $15 million Draximage Loan to Draximage contemplated thereby and extending the maturity date of the 2011 HSL Loan Agreement, similar to when we made our decision to enter into the 2013 HSL Loan Agreement and funding the $20 million 2013 HSL Loan contemplated thereby and the original decision to enter into the 2011 HSL Loan Agreement and funding the $10 million 2011 HSL Loan contemplated thereby, a committee of our independent directors considered, among other factors, our anticipated operational cash requirements as well as the interest rate on these investments relative to other available short-term investments.

As of March 31, 2014, the principal outstanding balances of the 2011 HSL Loan, the 2013 HSL Loan and the Draximage Loan were $10.0 million, $20.0 million and $15.0 million, respectively. For the year ended March 31, 2014, interest income on the 2011 HSL Loan was $0.51 million, interest income on the 2013 HSL Loan was $0.81 million and interest income on the Draximage Loan was $0.36 million. During our fiscal year ended March 31, 2014, we received interest payments aggregating $0.51 million on the 2011 HSL Loan, $0.81 million on the 2013 HSL Loan and $0.30 million on the Draximage Loan. We received another interest payment of $0.25 million on the 2011 HSL Loan in May 2014.

Administrative and Other Related Party Transactions

From time to time Jubilant or an affiliate may acquire software licenses or pharmaceutical data subscriptions on behalf of one or more of its affiliates, including Cadista, and also may provide bio-study research and other administrative services to Cadista. Jubilant then allocates the costs of these licenses and subscriptions and the costs of the administrative services to its affiliates including Cadista. During the fiscal year ended March 31, 2014 the aggregate amount incurred for Cadista by Jubilant and its affiliates for such licenses, subscriptions, administrative services or bio-study research was $0.28 million; of which $0.07 million was for software licenses, and $0.21 million was for administrative services. No expenditure was incurred by Jubilant and its affiliates for pharmaceutical data subscriptions or bio-study research.

From time to time Cadista incurs administrative expenses, expenses with respect to software licenses and related support and pharmaceutical data subscriptions and costs and expenses related to capital equipment purchases and sample purchases for Jubilant or its affiliates. During the fiscal year ended March 31, 2014 the aggregate amount incurred by Cadista for Jubilant and its affiliates for such expenses, aggregated $0.44 million, all of which was for administrative expenses and pharmaceutical data subscriptions. No expenditures were incurred by Cadista on software support costs, sample purchases and capital equipment purchases for Jubilant and its affiliates during the year.

Additional Information in Financial Statements

See footnote 21 to our financial statements included in this Annual Report on Form 10-K for a description of the amounts described in this Item 13. “Certain Relationships and Related Transactions and Director Independence” that are still outstanding.

Review, Approval and Ratification of Transactions with Related Persons

In connection with the acquisition of 75% of the outstanding Common Stock of the Company pursuant to the Stock Purchase Agreement dated May 23, 2005, Jubilant Pharma Ltd. (“JPL”), a subsidiary of Jubilant, the Company, certain designated minority stockholder representatives of the Company, and each minority stockholder of the Company executed a Stockholders Agreement, dated June 30, 2005 (the “Stockholders Agreement”). The Stockholders Agreement provided, among other things, for the appointment by the minority stockholders of three designated representatives to act on behalf of the minority stockholder group. The Stockholders Agreement further provided that the Board of Directors of the Company would include two (2) directors to be chosen from the three (3) minority stockholder representatives (the “Minority Stockholder Board Designees”). The Stockholders Agreement contained minority stockholder protections that conditioned the completion of certain transactions by JPL and/or the Company upon the prior approval of the Minority Stockholder Board Designees, including, among others, (i) the issuance of Company stock or convertible securities to JPL if such issuance would result in JPL’s ownership exceeding 75% of the outstanding common stock of the Company, (ii) the change in the size of the Company’s Board of Directors, (iii) an amendment or termination of the 2005 Supply Agreement, (iv) the amendment or restatement of the certificate of incorporation or bylaws of the Company or its Cadista Pharmaceuticals operating subsidiary, (v) a merger or consolidation of the Company, or (vi) a redemption of the shares of the Company. The Stockholders Agreement expired by its terms on June 30, 2009 and the various obligations of JPL and its affiliates thereunder terminated. As a result, by written consent of our shareholders JPL and Jubilant Holdings, the two directors designated by the minority stockholders were removed on July 27, 2009. After such time, until May 5, 2011 when our Board of Directors was reconstituted, all of our directors consisted of directors having a relationship with Jubilant and its affiliates that would disqualify them from being deemed independent.

The Company entered into the 2005 Supply Agreement simultaneous with, and as a condition to, JPL’s investment in the Company. Accordingly, at the time of entering into such agreement JPL and its affiliates were not related parties of the Company. The Company’s entering into the Master Product Development Cooperation Agreement, and the services related to the two product candidates described above pursuant to the two Project Task Orders issued under the Master Product Development Cooperation Agreement that were completed in our 2009 fiscal year, were authorized after JPL acquired 75% of Cadista’s outstanding Common Stock but were approved unanimously by all of Cadista’s directors, including the directors designated by the minority stockholders.

Since reconstituting our Board of Directors in May 2011, our Board has adopted a policy and procedure requiring that all related party transactions be subject to review and approval by a committee of independent directors established by the Board. The Board’s policy provides that in connection with a transaction in which a related party (including a director, officer, employee, Jubilant or any other significant shareholder) will have a direct or indirect interest in a transaction to which the Company may be a party, the Board will formally establish a committee comprised solely of independent directors to review and evaluate such proposed transaction (the “Independent Committee”). The Independent Committee will be authorized to review any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to the Company and its shareholders (other than the interested related party to such transaction), including meeting with management, retaining third party experts (including counsel and financial advisors if determined necessary and appropriate by the Independent Committee) and evaluating alternative transactions, if any. The Independent Committee will also be empowered to negotiate the terms of such proposed related party transaction on our behalf. The proposed related party transaction may proceed only following the approval and recommendation of the Independent Committee. Following the Independent Committee’s approval, the related party transaction will be subject to final review and approval of the Board as a whole, with any interested director abstaining from such action.

The authorization and approval of the 2011 HSL Loan Agreement (including the amendment to the 2011 HSL Loan Agreement that extended the maturity date to November 28, 2014 and modified the 2011 Loan Agreement to include interest reset provisions based upon increases in LIBOR), the 2013 HSL Loan Agreement (including the amendment to the 2013 HSL Loan Agreement that modified the agreement to include interest reset provisions based upon increases in LIBOR), the Draximage Loan Agreement, the Tax Sharing Agreement, the Toll Manufacturing Agreement, the 2011 Master Supply Agreement (including the amendment that we entered into in December 2012), the 2012 Master Supply Agreement, the Assignment and Assumption Agreement with respect to the Veterinary Supply Agreement and the Project Task Order that we entered into in the first quarter of our 2014 fiscal year under the Master Product Development Cooperation Agreement (which agreements and Project Task Order are described above in this Item 13. “Certain Relationships and Related Transactions and Director Independence”) were subject to the review, evaluation, negotiation and approval of an Independent Committee of the Board. In each of such case, the Independent Committee was comprised of Messrs. Becker and Seth and the procedures with respect to Independent Committees described above were followed. See “Director Independence” below for a description of the assessment of the independence of Messrs. Becker and Seth.

Director Independence

Our Common Stock is not listed on any national securities exchange or inter-dealer quotation system with a requirement that a majority of our Board of Directors be independent, and therefore, we are not subject to any director independence requirements. In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605, and applicable SEC regulations. Based on this analysis, our Board has determined that Frank C. Becker and Arun Seth meet the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations. As a result, two of our six Board members meet such standards of independence. In making the determination that Mr. Seth is independent, the Board specifically considered that he is a director of Jubilant Foodworks Limited, an entity that is not a subsidiary or parent of Jubilant Life Sciences Ltd. but which shares the same principal stockholders in that Messrs. Shyam S. Bhartia, and Hari S. Bhartia (together with members of their immediate families and entities controlled by them) are principal stockholders of each such entity. In making the determination that Mr. Becker is independent, the Board specifically took into account that Greenfield Chemical, Inc. (“Greenfield Chemical”), of which Mr. Becker is president and the principal stockholder, has from time to time purchased API from Jubilant Life Sciences USA Inc. (“Jubilant USA”), a subsidiary of Jubilant; which purchases, since April 1, 2011, through the date of the Board’s determination on June 18, 2014, were approximately $81,250 in aggregate during such period (with no purchases since August 2011). The Board determined that Mr. Seth’s serving as a director of Jubilant Foodworks Limited and the small level of API purchases by Greenfield Chemical, of which Mr. Becker is president and the principal stockholder, would not interfere with the exercise of their independent judgments in carrying out their responsibilities as directors of the Company.

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

During the 2014 fiscal year, Frank C. Becker and Arun Seth served on our Audit Committee of the Board and R. Sankaraiah, after his again becoming one of our directors on July 31, 2014, also served on the Audit Committee for the 2014 fiscal year. In assessing the independence of the members of our Audit Committee, the Board reviewed and analyzed NASDAQ Marketplace Rule 5605(c) and applicable SEC regulations, and took into account Mr. Seth’s directorship with Jubilant Foodworks Limited and the API purchases by Greenfield Chemical, of which Mr. Becker is president and principal stockholder, from Jubilant USA, a subsidiary of Jubilant. Based upon this analysis, the Board determined that each of Messrs. Becker and Seth would satisfy such standards for independence. However, Mr. Sankaraiah, as a result of his being an executive officer of Jubilant, would not be deemed independent. The Board determined that it was beneficial for Mr. Sankaraiah to be on the Audit Committee, since it determined that he would qualify as a “Financial Expert”. The listing standards of the NASDAQ Capital Market specify that a listed issuer must have an Audit Committee comprised of at least three members each of whom must be independent. As described above, we are not listed on the NASDAQ Capital Market nor subject to its listing requirements. However, were we so listed, the fact that we were a “controlled company” under NASDAQ Marketplace Rules would not exempt us from this requirement.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected and approved the accounting firm of KNAV P.A. as our independent registered public accounting firm to audit and report upon our financial statements for our fiscal year ending March 31, 2015. KNAV P.A. has no direct or indirect financial interest in the Company, and audited and reported on our financial statements for our fiscal years ended March 31, 2014 and March 31, 2013.

Our registered independent public accounting firm is KNAV P.A. The fees billed by this firm in our fiscal years ended March 31, 2014 and 2013 were as follows:

	2014	2013
Audit fees	$73,000	$60,000
Audit-related fees	-	-
Total audit and audit-related fees	73,000	60,000
All other fees	-	-
Total for KNAV P.A.	$73,000	$60,000

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

Audit Committee’s Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”). The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.

All of the audit-related, tax and other services provided by KNAV P.A. in our fiscal years ended March 31, 2014 and March 31, 2013 and related fees were approved in advance by the Audit Committee. The Audit Committee has considered the provisions of these services by KNAV P.A. and has determined that the services are compatible with maintaining KNAV P.A.’s independence.

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

Dated: June 27, 2014	CADISTA HOLDINGS INC.

	By:	/s/ Scott Delaney
Scott Delaney
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Scott Delaney
Scott Delaney	President, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2014

/s/ Kamal Mandan
Kamal Mandan	Chief Financial Officer and Director	June 27, 2014
(Principal Accounting Officer)

/s/ Frank C. Becker
Frank C. Becker	Director	June 27, 2014

/s/ Arun Seth
Arun Seth	Director	June 27, 2014

/s/ Neeraj Agrawal
Neeraj Agrawal	Director	June 27, 2014

/s/ R.Sankaraiah
R.Sankaraiah	Director	June 27, 2014

CADISTA HOLDINGS INC.

F-1

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

KNAV P.A.

Certified Public Accountants

3883 Rogers Bridge Road, Suite 601,

Duluth, GA 30097

F-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cadista Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cadista Holdings Inc. and its subsidiary (collectively hereinafter referred to as “the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended on March 31, 2014, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the three year periods ended March 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

KNAV P.A.

Atlanta, Georgia

June 18, 2014

KNAV P.A.
Certified Public Accountants
3883 Rogers Bridge Road Suite 601, Duluth, GA 30097 T 1 678 584 1200 F 1 770 676 6082 E admin@knavcpa.com

F-4

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Consolidated Financial Statements

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Consolidated balance sheets

(All amounts in thousands, United States Dollars, except par value and number of shares)

	As at
	March 31, 2014	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents (Note 4)	11,110	5,615
Restricted cash (Note 4)	25	2
Accounts receivable, net of allowances (Note 5)	23,443	22,063
Due from related parties (Note 21)	45,688	10,821
Inventories, net of allowances (Note 6)	25,573	23,431
Prepaid expenses and other current assets (Note 7)	609	630
Deferred tax assets, current (Note 17)	9,438	4,644
Total current assets	$115,886	$67,206
Restricted cash, non-current (Note 4)	-	25
Due from related party, non-current (Note 21)	-	20,000
Property, plant and equipment, net (Note 8)	21,269	19,427
Intangible assets, net (Note 9)	948	1,211
Total assets	$138,103	$107,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,738	3,734
Due to related parties (Note 21)	1,993	2,193
Other current liabilities (Note 12)	6,882	4,139
Dividend payable	66	66
Total current liabilities	$10,679	$10,132
Deferred tax liability, non-current	1,017	1,254
Total liabilities	$11,696	$11,386
Commitments and contingencies (Note 16 and 20)
Stockholders’ equity
Equity shares at $ 0.001 par value
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares and 117,797,180 shares as of March 31, 2014 and 2013, respectively (Note 19)	118	118
Additional paid-in capital	38,755	38,755
Accumulated surplus	87,534	57,610
Total stockholders’ equity	$126,407	$96,483
Total liabilities and stockholders’ equity	$138,103	$107,869

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Consolidated statements of income

(All amounts in thousands United States Dollars, except per share amounts)

	For the years ended March 31,
	2014	2013	2012

Net revenues	107,661	114,901	90,987
Cost of revenues (exclusive of depreciation as discussed in Note 13)	51,981	42,136	34,791
Gross profit	$55,680	$72,765	$56,196

Operating costs and expenses
Research and development (exclusive of depreciation as discussed in Note 13 and Note 14)	9	274	-
Selling, general and administration (exclusive of depreciation as discussed in Note 13)	7,941	5,739	4,826
Depreciation and amortization (Note 13)	2,161	2,437	1,546
Total operating costs and expenses	$10,111	$8,450	$6,372

Operating income	$45,569	$64,315	$49,824
Other income, net of expenses (Note 15)	1,944	651	49
Income before income taxes	$47,513	$64,966	$49,873
Income taxes (Note 17)	17,589	24,620	16,752
Net income	$29,924	$40,346	$33,121

Net income per share attributable to common shareholders
Basic	$0.25	$0.34	$0.28
Diluted	$0.25	$0.34	$0.28

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Consolidated statements of stockholders’ equity for the years ended March 31, 2014, 2013 and 2012

(All amounts in thousands, United States Dollars, except number of shares)

	Common stock		Additional paid	Accumulated surplus /
	Shares	Amount	in capital	(deficit)	Total
Balance as of April 1, 2011	117,797,180	$118	$38,755	$(15,857)	$23,016
Net income	-	-	-	33,121	33,121
Balance as of March 31, 2012	117,797,180	$118	$38,755	$17,264	$56,137

Balance as of April 1, 2012	117,797,180	$118	$38,755	$17,264	$56,137
Net income	-	-	-	40,346	40,346
Balance as of March 31, 2013	117,797,180	$118	$38,755	$57,610	$96,483

Balance as of April 1, 2013	117,797,180	$118	$38,755	$57,610	$96,483
Net income	-	-	-	29,924	29,924
Balance as of March 31, 2014	117,797,180	$118	$38,755	$87,534	$126,407

(See accompanying notes to the consolidated financial statements)

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Consolidated statements of cash flows

(All amounts in thousands, United States Dollars)

	For the years ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,924	$40,346	$33,121
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,161	2,437	1,546
Amortization of debt initiation cost	-	-	8
Deferred income taxes	(5,031)	858	(390)
(Gain) loss on sale of property, plant and equipment, net	-	(20)	5
Other non-cash items	5,016	1,259	232
Fair value of machinery received free of cost *	-	(114)	-
Changes in operating assets and liabilities, net
Increase in accounts receivable	(1,492)	(2,041)	(9,977)
Increase in inventories	(7,046)	(9,802)	(6,971)
Decrease (increase) in dues from related parties	133	(434)	(9)
(Decrease) increase in dues to related parties	(200)	(953)	270
Increase (decrease) in accounts payable and other current liabilities	634	(542)	4,993
Decrease (increase) in prepaid expenses and other current assets	21	(174)	(410)
Net cash provided by operating activities	$24,120	$30,820	$22,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,627)	(7,367)	(4,190)
Proceeds from sale of property, plant and equipment	-	20	-
Loan to related party	(15,000)	(20,000)	(10,000)
Net cash used in investing activities	$(18,627)	$(27,347)	$(14,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term borrowings, net	-	-	(4,853)
Repayment of long term debt	-	-	(2,000)
Net cash used in financing activities	$-	$-	$(6,853)
Net change in cash and cash equivalents	$5,493	$3,473	$1,375

CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH)
Beginning of the year	5,642	2,169	794
End of the year	$11,135	$5,642	$2,169
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year for interest	$-	$77	$156
Cash paid during the year for tax	$19,534	$25,658	$14,141
SIGNIFICANT NON CASH INVESTING AND FINANCING ACTIVITIES

* The fair value of machinery received free of cost, during the year ended March 31, 2010 was $ 515

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Notes to Consolidated Financial Statements

NOTE 1 -          ORGANIZATION AND NATURE OF OPERATIONS

Incorporation and history

Cadista Holdings Inc. (formerly Trigen Laboratories Inc.) was incorporated in the State of Delaware, United States in 1988.

Jubilant Cadista Pharmaceuticals Inc., (also referred to as “Cadista Pharmaceuticals”) was incorporated in 1996 as a 100% subsidiary of Cadista Holdings Inc. Jubilant Pharma Limited (formerly known as Jubilant Pharma Pte Limited), a company incorporated in Singapore, acquired 64% shareholding in Cadista Holdings Inc. on June 30, 2005. Subsequently, Jubilant Pharma Limited increased its ownership interest in Cadista Holdings Inc. to 75% through issuance of additional shares by Cadista Holdings Inc. During the years ended March 31, 2010 and 2009 Jubilant Pharma Limited increased its ownership in the Company to 82.38% through its United States based subsidiary Jubilant Pharma Holdings Inc. (formerly known as Jubilant Life Sciences Holdings Inc.) (“Jubilant Holdings”). Jubilant Life Sciences Limited, hereinafter referred to as “Jubilant”, a company incorporated in India, is the ultimate parent company of each of Jubilant Pharma Limited and Jubilant Pharma Holdings Inc.

During the year ended March 31, 2012, Jubilant Holdings acquired the shares held by Jubilant Pharma Limited and subsequently transferred the shares to Jubilant Generics Inc. (formerly known as Generic Pharmaceutical Holdings Inc.) (“Generic Holdings”), a wholly-owned subsidiary of Jubilant Holdings.

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

(a)          Basis of preparation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) to reflect the financial position and results of operations of Cadista Holdings Inc. and its subsidiary (collectively hereinafter referred to as “the Company”). The accompanying consolidated financial statements have been prepared without considering the “push down effect” of fair value adjustments arising out of the acquisition of the Company by Jubilant Pharma Limited and subsequently by Jubilant Holdings and Generic Holdings. Unless otherwise specifically noted, all amounts in these consolidated financial statements are in thousands United States dollars.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

(b)          Principles of consolidation

The consolidated financial statements are prepared in United States Dollars and include the accounts of the Company and its subsidiary in which a controlling interest is maintained. Intercompany balances and transactions are eliminated. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both.

(c)          Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting periods. The Company’s most significant estimates relate to the determination of allowances for accounts receivable, inventories, reserves for sales returns, rebates, chargebacks, price protection and bill back claims, determination of useful lives for property, plant and equipment and intangible assets, and realization of deferred tax assets. The estimates are made using historical information and other relevant factors available to management. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates.

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers. The retail drug store chains also purchase our products through the wholesalers in the event of a stock out at a particular pharmacy store. The Company often negotiates product pricing directly with retail drug stores that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the retail drug store pays for that product to the wholesaler. In addition, the retail drug store charges the Company for the billback (difference between the prices paid to the wholesaler and the negotiated contract price with them). Accruals for such billback is based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers. Accruals for bill back claims are reflected as a direct reduction to revenues and accounts receivable.

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

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

The Company estimates the decline in prices for some of its products based on the expected additional competition in the foreseeable future. The Company has the ability to make a reasonable estimate of the expected decline in prices and the claims in respect of such price decline to be made applicable to the inventory with the customers as on the date of reduction in price. A reserve is established for price decline claims based on the inventory with the customers.

(e)          Shipping and handling costs

Shipping and handling costs incurred by the Company to transport products to customers are included in cost of revenues.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

(f)          Inventories

Inventories are stated at the lower of cost and market value. Cost of input material is determined using the weighted average method and cost of work-in-progress and finished goods is determined using standard cost (which is representative of weighted average cost). Cost in the case of raw materials comprises purchase price and attributable direct costs, less trade discounts. Cost in the case of work-in-progress and finished goods comprises direct labor, material cost and production overheads. Cost in case of purchased finished goods is determined using the weighted average method.

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

During the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense was higher by $ 552 and net income was lower by $ 343; and property plant and equipment, net and retained earnings as at March 31, 2013 were lower by $ 552 and $ 343 respectively.

During the year ended March 31, 2013, on the basis of technical assessment and past experience, the Company had revised the estimated useful lives of certain assets. The revised estimated useful lives of assets are as follows:

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

(m)          Cash equivalents

Cash equivalents represent highly liquid investments with remaining maturities, at the date of purchase/investment, of three months or less.

As of March 31, 2014 and 2013 cash equivalents include restricted cash of $ 25 and $ 27, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

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

(o)          Sales taxes

The Company presents taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from revenues and is included in other current liabilities in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authorities.

(p)          Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

The table below reflects basic and diluted net income per share for the years ended March 31:

	2014	2013	2012
Net income per share attributable to common shareholders (basic and dilutive)	$29,924	$40,346	$33,121

Weighted average shares outstanding:
Basic	117,797	117,797	117,797
Effect of dilutive stock	750	750	750
Diluted	118,547	118,547	118,547

Earnings per share (in US dollars)
Basic	$0.25	$0.34	$0.28
Diluted	$0.25	$0.34	$0.28

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

(t)          Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The guidance in this topic currently does not apply to the Company as the Company has no items of other comprehensive income in any period presented and in such cases the Company is excluded from reporting other comprehensive income or comprehensive income.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s financial statement presentation is in accordance with this guidance; therefore this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the revised guidance will require the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will require the Company to (1) identify the contract(s) with a customer (2) identify the performance obligations in the contract (3) determine the transaction price (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

NOTE 3 -          FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of March 31, 2014 and 2013 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of March 31, 2014, the Company had loans outstanding in the aggregate principal amount of $ 30,000, that it had extended to HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Pharma Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 28, 2014. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

In addition, as of March 31, 2014, we had a loan outstanding in the principal amount of $ 15,000 (the “Draximage Loan”) that we had extended to Jubilant Draximage Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Limited (“Jubilant Pharma”), which together with its wholly-owned subsidiary, owns Jubilant Holdings. $ 12,000 of the Draximage Loan was funded on August 23, 2013 pursuant to a loan agreement of the same date with the Company (the “Draximage Loan Agreement”). The remaining $ 3,000 of the Draximage Loan was funded, in accordance with the Draximage Loan Agreement, on September 30, 2013. The $ 15,000 Draximage Loan has a maturity date of August 22, 2014. Jubilant Pharma has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement.

By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma. If HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma were to not perform their respective obligations under the HSL Loan Agreements and the Draximage Loan Agreement the Company could lose some or all of its investments. In management’s opinion, as of March 31, 2014, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the years ended March 31, 2014, 2013 and 2012, three customers, having 27%,12% and 10% share in total revenue in 2014, three customers, having 28%, 15% and 11% share in total revenue in 2013, two customers, having 30% and 13% share in total revenue in 2012 accounted for more than 10% of total revenue individually in each of the years.

As of March 31, 2014 and 2013, two customers having 35% and 20% share in total trade receivables in 2014 and one customer having 35% share in total trade receivables in 2013, individually accounted for more than 10% of the Company’s total trade receivables, respectively.

For the years ended March 31, 2014, 2013 and 2012, two products collectively accounted for approximately 66% of net revenue, two products collectively accounted for approximately 75% of net revenue and three products collectively accounted for approximately 84% of net revenue, respectively. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues.

The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

NOTE 4 -          CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As at March 31, 2014 (000’s)	As at March 31, 2013 (000’s)
Cash in hand	1	1
Balances with banks in current accounts	5,522	1,538
Balances with banks in money market funds*	5,612	4,103
	$11,135	$5,642

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $ 250 (2013: $ 250).

*As of March 31, 2014 and 2013 cash equivalents include restricted cash of $ 25 and $ 27, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

NOTE 5 -          ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2014 and 2013 are stated net of allowance for doubtful receivables and other allowances. Factors utilized by management in determining the adequacy of the allowance include the present and prospective financial condition of the debtor and the aging of the receivables.

The activity in the allowance for doubtful accounts receivable is given below:

	Year ended March 31, 2014 (000’s)	Year ended March 31, 2013 (000’s)
Balance at the beginning of the year	241	181
Charges to revenues and costs	112	154
Doubtful accounts written-off	(2)	(94)
Balance at the end of the year	$351	$241

NOTE 6 -          INVENTORIES

Inventories comprise the following:

	As at March 31, 2014 (000’s)	As at March 31, 2013 (000’s)
Raw materials	11,487	11,423
Work in progress	2,210	2,467
Finished goods	13,905	9,881
Stores and spares	545	335
	28,147	24,106
Provision for slow moving/obsolete inventory	(2,574)	(675)
	$25,573	$23,431

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

The activity in the allowance for slow moving/obsolete inventory is given below:

	Year ended March 31, 2014 (000’s)	Year ended March 31, 2013 (000’s)
Balance at the beginning of the year	675	161
Charges to revenues and costs, net *	4,904	1,105
Inventory written-off	(3,005)	(591)
Balance at the end of the year	$2,574	$675

*During the years ended March 31, 2014, 2013 and 2012, the Company has written down raw materials by $ 2,011 (net of $ 2,893 recovered from vendor), $ 443 (net of $ 662 recovered from vendor) and $ 64, respectively, resulting from write-off of slow-moving and obsolete inventory. These amounts are included in the cost of revenues.

NOTE 7 -          PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets comprise the following:

	As at March 31, 2014 (000’s)	As at March 31, 2013 (000’s)
Prepaid expenses	580	578
Advance to suppliers	-	2
Deposits	28	33
Others	1	17
	$609	$630

NOTE 8 -          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	As at March 31, 2014 (000’s)	As at March 31, 2013 (000’s)
Land	1,044	1,044
Building	9,573	9,509
Machinery and equipment	17,328	15,682
Office furniture and equipment	850	738
Computers & software	743	673
Vehicles	18	18
Capital work in progress and advances	4,381	2,533
	33,937	30,197
Accumulated depreciation	(12,668)	(10,770)
Property, plant and equipment, net	$21,269	$19,427

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Depreciation expense (excluding amortization of intangibles $ 263, $ 82 and $ 22 in 2014, 2013 and 2012 respectively) was $ 1,898, $ 2,355 and $ 1,524 for the years ended March 31, 2014, 2013 and 2012, respectively. During the years ended March 31, 2014, 2013 and 2012, the Company discarded property plant and equipment amounting to $ Nil, $ 5 and $ 12 with accumulated depreciation of $ Nil, $ 5 and $ 7, respectively.

During the year ended March 31, 2013 the Company revised its estimation of the useful life of certain production equipment used in manufacturing from 4 years to 1 year. In addition, the Company assessed the useful life of some of its production equipment to “Nil”. As a result of such revision in the estimated useful lives of assets, depreciation expense increased by $ 552 and net income decreased by $ 343; and property plant and equipment, net and retained earnings as at March 31, 2013 decreased by $ 552 and $ 343, respectively.

NOTE 9 -          INTANGIBLE ASSETS

Information regarding the Company’s intangible assets acquired either individually or with a group of other assets is as follows:

	March 31, 2014
	Gross carrying amount	Accumulated amortization	Net
Abbreviated New Drug Application(ANDA’s)	225	180	45
Enterprise Resource Planning Software (SAP)	1,203	300	903
	$1,428	$480	$948

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net
Abbreviated New Drug Application(ANDA’s)	225	157	68
Enterprise Resource Planning Software (SAP)	1,203	60	1,143
	$1,428	$217	$1,211

The estimated amortization schedule for the intangibles assets on a straight line basis is set out below:

Years ending March 31,	Amount (000’s)
2015	263
2016	263
2017	240
2018	182
$948

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

NOTE 10 -          SHORT TERM BORROWINGS

Jubilant Cadista Pharmaceuticals Inc. (“Cadista Pharmaceuticals”) had a Revolving Credit Facility (the“SBNY Revolver”) from State Bank of India, New York (“SBNY”) for an amount up to $ 6,500 to meet its working capital requirements (the “SBNY Credit Agreement”). The interest rate on the SBNY Revolver was 6 months LIBOR rate plus 275 basis points. There were no short term loans under the SBNY Revolver as of March 31, 2014 or March 31, 2013 and the Company elected not to renew the credit facility when it expired on November 18, 2012. All guarantees and SBNY’s security interest in all collateral securing this credit facility were fully released in April 2013 when the Company and SBNY fully resolved all outstanding balances of immaterial amounts with respect to the credit facility.

In February 2012, Cadista Pharmaceuticals entered into an agreement (the “ICICI Credit Facility Agreement”) with ICICI Bank, New York for its working capital requirements in an amount up to $ 8,500. The ICICI Credit Facility Agreement provided for interest to accrue on any revolving loans funded under the agreement at the 3 month LIBOR rate plus 3.75% per annum and on any amounts funded by ICICI Bank, New York with respect to discounting of customer invoices at a rate equal to the 3 month LIBOR rate plus 3% per annum.

The ICICI Credit Facility Agreement had a one year term that expired on February 02, 2013. The Company elected not to pursue a renewal of the term, and the credit facility is now expired. There were no short term loans or other credit accommodations outstanding under the ICICI Credit Facility Agreement as of the date of its expiration or on March 31, 2014. ICICI Bank New York’s security interest in all collateral securing this credit facility has been released.

The details of average loan outstanding, average interest expense and weighted average rate of interest and interest rate on balance sheet date for loans and advances under both of the ICICI Credit Facility Agreement and the SBNY Credit Agreement are as follows:

Year ended March 31,	Average loan outstanding during the year (000’s)	Average interest expense during the year (000’s)		Average interest rate during the year	Interest rate as of March 31,
2014	$-	$-		-%	N.A.
2013	$-	$64	*	-%	N.A.
2012	$4,614	$149		3.23%	3.48%

* Commitment charges on the unutilized credit line.

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

NOTE 12 -          OTHER CURRENT LIABILITIES

Other current liabilities comprise the following:

	As of March 31, 2014 (000’s)	As of March 31, 2013 (000’s)
Accrued employee cost	1,773	1,931
Accrual for accounts payable	235	582
Accrual for health insurance liability	233	182
Audit fees	70	47
Provision for tax	4,192	1,105
Others	379	292
	$6,882	$4,139

NOTE 13 -          DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between ‘‘cost of revenues’’, ‘‘research and development charges” and ‘‘selling general and administration expenses’’. As such, the charge for depreciation has been presented as a separate line item on the face of the consolidated statements of income.

NOTE 14 -          RESEARCH AND DEVELOPMENT EXPENSES

The Company uses its manufacturing facility and other resources for research and development activities in addition to using the same for its commercial production activities. The actual amount of expenses that can be identified to these activities cannot be determined. However, the Company estimates that an amount of $ Nil, $ Nil and $ Nil are allocable to research and development activities out of its operating expenses for the years ended March 31, 2014, 2013 and 2012, respectively.

NOTE 15 -          OTHER INCOME (EXPENSE), NET

Other income (expense), net comprises the following:

	For the years ended
	March 31, 2014 (000’s)	March 31, 2013 (000’s)	March 31, 2012 (000’s)
Interest and other finance costs	-	(64)	(149)
Interest income	1,685	681	179
Others	259	34	19
	$1,944	$651	$49

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

NOTE 16 -          OPERATING LEASES

The Company leases office facilities under non-cancelable operating lease agreements.

Rental expense under these leases is $ 133, $ 111 and $ 86 for the years ended March 31, 2014, 2013 and 2012, respectively. Future minimum lease payments as of March 31, 2014 for such non-cancelable operating leases are as follows:

Years ending March 31,	Amount (000’s)
2015	106
2016	90
2017	37
Total minimum payments	$233

NOTE 17 -          INCOME TAXES

For the tax year ended March 31, 2011, the Company filed federal and state tax returns as per regulations applicable to Chapter C corporations in the United States. On October 1, 2011, the Company became a member of Jubilant Pharma Holdings Inc. consolidated federal tax group (“JPHI consolidated group”) and entered into a tax sharing agreement with Jubilant Pharma Holdings Inc. (the "Tax Sharing Agreement"). Accordingly, the Company filed a separate federal tax return for the six months ended September 30, 2011, and as a member of JPHI consolidated group for the six months ended March 31, 2012. The Company will continue to file a federal tax return as a member of JPHI consolidated group for the year ended March 31, 2014.

With respect to certain states the Company files combined state tax returns with affiliated companies.

Income tax expense (benefit) attributable to net income consists:

	For the years ended
	March 31, 2014 (000’s)	March 31, 2013 (000’s)	March 31, 2012 (000’s)
Deferred taxes	(5,031)	858	(390)
Current taxes	22,620	23,762	17,142
Total taxes	$17,589	$24,620	$16,752

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

The reconciliation between the provision for income tax of the Company and amounts computed by applying the US federal income tax rate is as follows:

	For the years ended
	March 31, 2014 (000’s)	March 31, 2013 (000’s)	March 31, 2012 (000’s)
Profit before income taxes	47,513	64,966	49,873
Effective tax rate	35%	35%	34%
Expected tax expense	16,630	22,738	16,957
Impact of state taxes, net of federal benefit	1,728	2,207	1,774
Change in valuation allowance	-	-	(1,926)
Credit for alternate minimum tax	-	-	190
True up	(446)	(348)	(260)
Taxes true up	1,408	-	-
Effect of permanent differences	(1,731)	23	17
Total taxes	$17,589	$24,620	$16,752

The components of the deferred tax balances are as follows:

	As of March 31, 2014 (000’s)	As of March 31, 2013 (000’s)
Accruals and inventory adjustments	9,304	4,551
Allowance for doubtful receivables	134	93
Current deferred tax assets	$9,438	$4,644

Net operating losses	1,312	1,436
Non-current deferred tax assets	$1,312	$1,436

Property, plant and equipment, net	(2,329)	(2,690)
Non-current deferred tax liabilities	$(2,329)	$(2,690)

Current deferred tax assets, net	$9,438	$4,644
Non-current deferred tax liabilities, net	$(1,017)	$(1,254)

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

The Company has deferred tax assets (net of deferred tax liability) on operating losses and other tax credits amounting to $ 8,421 as of March 31, 2014 and $ 3,390 as of March 31, 2013.

Based on the level of projections for future taxable income over the periods for which the deferred tax assets are deductible, the management believes that no significant uncertainties exist regarding the realization of the deferred tax asset on operating losses and tax credits and accordingly, no valuation allowance has been established at March 31, 2014 and March 31, 2013.

The Company has net operating loss carry forwards available to reduce future federal and state income taxes. If not used, the carry forwards will expire as follows:

Years ending March 31,	Net operating loss federal and state (000’s)
2019	997
2020	1,055
2021	978
2022	705
2023	380
2024	-
2025	350
2026	474
$4,939

The Company had carried forward losses amounting to $ 11,562 on June 30, 2005 which were available to reduce future federal and state income taxes. Due to application of the change in ownership rules under Internal Revenue Code Section 382, losses of $ 5,325 on June 30, 2005 will expire unused and will not be available for reducing future federal taxes. As such, a deferred tax asset has not been established for such losses. As of March 31, 2014, the available net operating losses of $ 4,939 are limited by Internal Revenue Code Section 382 and a maximum of $ 3,430 are available for use in future. The actual carry forward losses for state income taxes would depend on the regulations for respective states.

The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The Company has not recognized an uncertain tax position as of March 31, 2014. The tax years of 2010 to present remain subject to examination by the taxing authorities.

The Company is party to a Tax Sharing Agreement, with an effective date of October 1, 2011, with Jubilant Pharma Holdings Inc. (“Jubilant Holdings”). The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holdings obligations in connection with filing consolidated federal, state and foreign tax returns. The agreement provides that current income tax expense (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (losses and other credits) contribute to (reduce) the consolidated income tax expense.  The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. The Company may recognize a benefit in the calculation of its provision for income taxes to the extent that foreign tax credits, capital losses and other tax attribute generated by the Company can be utilized both on a separate company basis and in the consolidated or combined tax returns of Jubilant Holdings. As of March 31, 2014 the Company had a payment obligation to Jubilant Holdings for federal taxes in the amount of $ 1,760 and for state taxes in the amount of $ 1,106 under the Tax Sharing Agreement. During the years ended March 31, 2014, 2013 and 2012, the Company paid $16,196, $21,450 and $7,844, respectively, to Jubilant Holdings under the Tax Sharing Agreement.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

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

NOTE 18 -          PENSIONS

Until March 31, 2011 the Company’s employees participated in a defined contribution plan, under Section 401(k) of the Internal Revenue Code, titled Cadista Pharmaceuticals 401(K) Plan.  Under the plan, employees above the age of 21 years, having completed one month of service could choose to contribute up to 15% of their compensation or $ 16, whichever is lower. Employees above the age of 50 years could choose to contribute up to an additional $ 5. The Company matched a contribution to the plan of 50% of each employee’s contribution, up to a maximum Company contribution of 2% of eligible compensation.

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

Total contributions made to the plan by the Company, for the years ended March 31, 2014, 2013 and 2012 are $ 256, $ 198 and $ 164, respectively.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

NOTE 19 -          COMMON STOCK

The Company has only one class of common stock.

Voting

Each holder of common stock is entitled to one vote per share.

Stock option

Cadista Holdings Inc. has issued 749,547 stock options during the period 1995 to 2000 providing options to purchase an equal number of common stock at a price ranging from $ 0.80 to $ 1.60 per share.

The options were granted at exercise prices higher than the fair values on grant dates. All of the options are fully vested as of July 1, 2005 and remain unexercised since then. There was no activity in stock option plan during the years ended March 31, 2014 and 2013.

Share options and weighted average exercise price are as follows for the reporting periods presented:

	Number of Options	Weighted average exercise price (1)
Outstanding at March 31, 2012	749,547	$1.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2013	749,547	$1.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014	749,547	$1.54

Exercisable at March 31, 2014	749,547	$1.54

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

NOTE 20 -          COMMITMENTS AND CONTINGENCIES

a)	Capital commitment

As of March 31, 2014 and 2013, the Company had committed to spend $ 1,704 and $ 1,439, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

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

NOTE 21 -          RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the following related parties (in addition to the Tax Sharing Agreement with Jubilant Pharma Holdings Inc. described in Note 17):

a)	Jubilant Life Sciences Limited, India(“ultimate parent company”)
b)	Jubilant Life Sciences (USA) Inc. ("affiliate")
c)	Jubilant HollisterStier LLC (“affiliate”)
d)	Jubilant Clinsys Inc., USA (”affiliate”’)
e)	HSL Holdings Inc. (”affiliate”)
f)	Jubilant HollisterStier General Partnership (”affiliate”)
g)	Deprenyl Inc., USA (”affiliate”)
h)	Jubilant Draximage Inc. (”affiliate”)
i)	Jubilant Pharma Holdings Inc. (Note 17)

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Due to related parties	Amount in ‘000’s
Jubilant Life Sciences Limited
Balance as of March 31, 2012	$3,111
Raw material purchases	6,785
Trading goods purchases	8,432
Expenses incurred /services received	482
Expenses incurred by Cadista	(138)
Payments (made)	(16,616)
Balance as of March 31, 2013	$2,056
Raw material purchases	6,340
Trading goods purchases	8,929
Expenses incurred /services received	168
Pass through of adjustments from customers	(694)
Expenses incurred by Cadista	(115)
Payments (made)	(14,799)
Balance as of March 31, 2014	$1,885

Jubilant Life Sciences (USA) Inc.
Balance as of March 31, 2012	$(21)
Purchases during the year	-
Payments / credits received	21
Balance as of March 31, 2013	$-
Purchases during the year	-
Payments / credits received	-
Balance as of March 31, 2014	$-

Jubilant Clinsys Inc.
Balance as of March 31, 2012	$16
Expenses incurred /services received	2
Payments (made)	(18)
Balance as of March 31, 2013	$-
Expenses incurred /services received	-
Payments (made)	-
Balance as of March 31, 2014	$-

Jubilant HollisterStier LLC
Balance as of March 31, 2012	$40
Expenses incurred /services received	396
Payments (made)/credits	(332)
Balance as of March 31, 2013	$104
Expenses incurred /services received	30
Payments (made)/credits	(104)
Balance as of March 31, 2014	$30

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Jubilant HollisterStier General Partnership
Balance as of March 31, 2012	$-
Expenses incurred /services received	11
Payments (made)/credits	(9)
Balance as of March 31, 2013	$2
Expenses incurred /services received	78
Payments (made)/credits	(2)
Balance as of March 31, 2014	$78

Jubilant Draximage Inc.
Balance as of March 31, 2012	$-
Expenses incurred /services received	31
Payments (made)/credits	-
Balance as of March 31, 2013	$31
Expenses incurred /services received	-
Payments (made)/credits	31
Balance as of March 31, 2014	$-

Due from related parties	Amount in ‘000’s
Jubilant Life Sciences Limited
Balance as of March 31, 2012	$200
Expenses incurred /services provided	4
Balance as of March 31, 2013	$204
Expenses incurred /services provided	135
Payments/credits received	(299)
Balance as of March 31, 2014	$40

Jubilant Clinsys Inc.
Balance as of March 31, 2012	$2
Payments/credits received	(2)
Balance as of March 31, 2013	$-
Payments/credits received	-
Balance as of March 31, 2014	$-

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Jubilant HollisterStier LLC
Balance as of March 31, 2012	$2
Expenses incurred /services provided	-
Payments/credits received	(2)
Balance as of March 31, 2013	$-
Expenses incurred /services provided	48
Payments/credits received	-
Balance as of March 31, 2014	$48

Jubilant HollisterStier General Partnership
Balance as of March 31, 2012	$5
Expenses incurred /services provided	42
Payments/credit received	(5)
Balance as of March 31, 2013	$42
Expenses incurred /services provided	13
Payments/credit received	-
Balance as of March 31, 2014	$55

HSL Holdings Inc.
Balance as of March 31, 2012	$10,178
Loan given	20,000
Interest on loans given	640
Payments/credits received	(517)
Balance as of March 31, 2013	$30,301
Loan given	-
Interest on loans given	1,318
Payments/credits received	(1,319)
Balance as of March 31, 2014	$30,300

Deprenyl Inc., USA
Balance as of March 31, 2012	$-
Expenses incurred /services provided	211
Payments/credits received	-
Balance as of March 31, 2013	$211
Expenses incurred /services provided	85
Payments/credits received	(211)
Balance as of March 31, 2014	$85

Jubilant Draximage Inc.
Balance as of March 31, 2012	$-
Expenses incurred /services provided	63
Payments/credits received	-
Balance as of March 31, 2013	$63
Expenses incurred /services provided	45
Payments/credits received	-
Balance as of March 31, 2014	$108

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Jubilant Draximage Inc.
Balance as of March 31, 2013	$-
Loan given	15,000
Interest on loans given	356
Payments/credits received	(304)
Balance as of March 31, 2013	$15,052

The Company has the following contractual and other arrangements with Jubilant Life Sciences Limited (“Jubilant”) and its affiliates pursuant to which the above expenses, payments, services and loans were incurred, paid or received (which expenses and payments are in addition to the Tax Sharing Agreement with Jubilant Pharma Holdings Inc. described in Note 17).

1.	Supply Agreement, dated May 23, 2005, between Jubilant Cadista Pharmaceuticals Inc. and Jubilant (the “2005 Supply Agreement”)

The Supply Agreement was entered into in 2005 when Jubilant acquired a majority stake in the Company. The 2005 Supply Agreement, among other things, granted the Company the right to select and acquire ten pre-ANDA products by mutual agreement from Jubilant, five at no cost and five at a cost of $ 250, each, over a three year period. The Company has accrued $ 875 for the cost of seven pre-ANDA products that received approval of the United States Food and Drug Administration (the “FDA”) through its fiscal year ended March 31, 2014, $ 250 of which was accrued during the Company’s fiscal year ended March 31, 2013 for the ANDAs that were approved during such year.

The 2005 Supply Agreement also provides that Cadista Pharmaceuticals would purchase from Jubilant certain API for use in the United States. The Company purchases from Jubilant or its affiliates the following API pursuant to the 2005 Supply Agreement: Cetirizine; Oxcarbazepine; and Losartan. Pursuant to the 2005 Supply Agreement, Cadista Pharmaceuticals must purchase all of its requirements for the agreed upon API exclusively from Jubilant for the term of the 2005 Supply Agreement. Jubilant, is not precluded from manufacturing or supplying any such API or any of its other products to any other person. Jubilant is permitted to fulfill its obligations under the 2005 Supply Agreement by contract manufacturing arrangements with its affiliates or third parties. The price for each API must be the lowest price that Jubilant is supplying the same API to any non-affiliated customer in the United States, provided that if the API is not being sold to a non–affiliated customer in the United States then the price for the API will be mutually agreed to. The term of the 2005 Supply Agreement is determined on an API by API basis and commences on the date that the FDA approves a product containing the API and terminates five years thereafter, provided that the term for each API may be extended for an additional five year period by agreement of the parties. The Company had purchased its API requirements for Lamotrigine and Risperidone from Jubilant pursuant to the 2005 Supply Agreement, until their terms expired in January 2014 and March 2014, respectively. Since the expiration of their respective terms, the Company purchases its API requirements for these products from Jubilant on a purchase order basis, but their supply is no longer governed by the 2005 Supply Agreement.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Since the Company’s 2009 fiscal year, the Company also purchases all of its Meclizine API from Jubilant or its affiliates on a purchase order basis and purchased its small API requirements for Terazosin from Jubilant or its affiliates on a purchase order basis. These purchases are not, and have not been, pursuant to 2005 Supply Agreement.

The Company’s aggregate purchases of API from Jubilant pursuant to the 2005 Supply Agreement, and separately pursuant to purchase orders were $ 6,340 and $ 6,785 for the fiscal years ended 2014 and 2013, respectively.

2.	Master Supply Agreement, dated May 27, 2011, between Jubilant Cadista Pharmaceuticals Inc. and Jubilant Life Sciences Limited, as amended in December 2012 (as amended, the “2011 Master Supply Agreement”)

Pursuant to the 2011 Master Supply Agreement, the Company acquired from Jubilant exclusive United States marketing rights to twenty six products. As of March 31, 2014, ANDAs for nine of these products were approved by the FDA. ANDAs for the remaining seventeen products have been filed with the FDA but have not as yet been approved.

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

During the Company’s fiscal year ended March 31, 2014, the Company purchased an aggregate of $ 8,929 of products from Jubilant pursuant to the 2011 Master Supply Agreement, including adjustments (inventory valuation and price realization adjustments) of $ 4,989. During the Company’s fiscal year ended March 31, 2013, the Company purchased $ 8,432 of products from Jubilant pursuant to the 2011 Master Supply Agreement, including adjustments of $ 583

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

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

Pursuant to the Assignment and Assumption Agreement, the Company did not assume any obligations for events occurring prior to the Effective Date. Jubilant DraxImage, Deprenyl USA, which licensed certain rights related to the Veterinary Product to the large pharmaceutical company that is the counter-party under the Veterinary Supply Agreement, and Jubilant Hollisterstier, agreed to provide, free of charge, to the Company all technical information, data and applicable Veterinary Product know-how to enable the Company to qualify, under applicable law, as a new manufacturer of such Veterinary Product utilizing the Company’s own manufacturing facility. Deprenyl USA agreed to reimburse the Company for all out-of-pocket expenses and 100% of its fully-burdened costs (including the Company’s direct and indirect labor and other costs) incurred in connection with the transfer to it of such technology and qualifying the Company’s facility to manufacture the Veterinary Product. $ 85 and $ 211 of such expenses were incurred and reimbursed during the Company’s fiscal year ended March 31, 2014 and March 31, 2013, respectively. Other than described above, no consideration was payable by the parties to the Assignment and Assumption Agreement in connection with the assignment and assumption of the rights and obligations related to the Veterinary Supply Agreement.

4.	Loans

On November 23, 2011, the Company entered into a Loan Agreement (the “2011 HSL Loan Agreement”) with HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Pharma Holdings, Inc. (“Jubilant Holdings”). The 2011 HSL Loan Agreement provides for a loan (the “2011 HSL Loan”) in the principal amount of $ 10,000 to be extended by the Company to HSL Holdings.  The 2011 HSL Loan was fully funded by the Company on November 25, 2011. The outstanding principal balance of the 2011 HSL Loan bore interest since inception at a rate equal to five percent (5%) per annum.  Interest is payable semi-annually on the last business day of November and May, commencing in May of 2012. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2011 HSL Loan and on the maturity date of the 2011 HSL Loan. The original maturity date of the 2011 HSL Loan was November 30, 2012; that has since been extended to November 28, 2014. Unless the Company agrees in its sole discretion to an extension of the maturity date of the 2011 HSL Loan, at the request of HSL Holdings, the maturity date will be November 28, 2014, at which time the entire outstanding principal amount of the 2011 HSL Loan, together with all accrued and unpaid interest, is due and payable.  The Company has the right to demand payment of all or any portion of the principal amount of the 2011 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2011 HSL Loan upon 30 days’ prior notice to HSL Holdings.  Subject to HSL Holdings giving us at least seven days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2011 HSL Loan without premium or penalty.  Any principal amount of the 2011 HSL Loan that is repaid may not be reborrowed.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

On January 30, 2013, the Company entered into another Loan Agreement (the “2013 HSL Loan Agreement”) with HSL Holdings. Similar to the 2011 HSL Loan Agreement, Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under the 2013 HSL Loan Agreement. The 2013 HSL Loan Agreement provides for a loan (the “2013 HSL Loan”; and collectively, the 2011 HSL Loan and 2013 HSL Loan, the “HSL Loans”) in the principal amount of $ 20,000 to be extended by the Company to HSL Holdings. The 2013 HSL Loan was fully funded by the Company on the same date as the 2013 HSL Loan Agreement, on January 30, 2013. The outstanding principal balance of the 2013 HSL Loan has borne interest since inception at a rate equal to four percent (4%) per annum. Interest is payable semi-annually on the last business day of July and January, commencing in July 2013. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the 2013 HSL Loan and on the maturity date of the 2013 HSL Loan. Unless the Company agrees in its sole discretion to an extension of the maturity date of the 2013 HSL Loan, at the request of HSL Holdings, the maturity date will be January 31, 2015, at which time the entire outstanding principal amount of the 2013 HSL Loan, together with all accrued and unpaid interest, is due and payable. The Company has the right to demand payment of all or any portion of the principal amount of the 2013 HSL Loan, together with accrued and unpaid interest thereon, at any time during the term of the 2013 HSL Loan upon 60 days’ prior notice to HSL Holdings. Subject to HSL Holdings giving us at least 30 days prior written notice, HSL Holdings has the right to prepay the principal amount of the 2013 HSL Loan without premium or penalty. Any principal amount of the 2013 HSL Loan that is repaid may not be reborrowed.

On August 23, 2013, the Company entered into another Loan Agreement (the “Draximage Loan Agreement”) with Jubilant Draximage Inc. (“Draximage Loan”), a wholly-owned subsidiary of Jubilant Pharma Limited (“Jubilant Pharma”). Jubilant Pharma is a wholly-owned subsidiary of Jubilant, and Jubilant Pharma and Jubilant indirectly own 82.4% of the Company’s common stock. Jubilant Pharma has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement. The Draximage Loan Agreement provides for a loan (the “Loan”) in the principal amount of up to $ 15,000 to be extended by the Company to Draximage. $ 12,000 of such Draximage Loan was funded on August 23, 2013 and an additional $ 3,000 on September 30, 2013. The outstanding principal balance of the Draximage Loan bears interest at an initial rate equal to four (4%) per annum. On each September 1 and March 1 (a “Reset Date”), commencing March 1, 2014, the interest rate is reset so that such four percent (4%) per annum rate is increased by an amount equal to the increase, if any, in the six month LIBOR rate on such applicable Reset Date over the six month LIBOR rate that was in effect on August 15, 2013 (“Reference Date”). The interest rate is not permitted to fall below four percent (4%) per annum or increase above seven percent (7%) per annum (unless as a result of the imposition of a default rate (in which case the interest rate could increase to nine percent (9%) per annum). Interest is payable semi-annually on the last business day of February and August, commencing February 28, 2014. Accrued and unpaid interest is also payable together with any optional or mandatory prepayments of the principal of the Draximage Loan and on the maturity date of the Draximage Loan. Unless the Company agrees in its sole discretion to an extension of the maturity date of the Draximage Loan, at the request of Draximage, the maturity date will be August 22, 2014, at which time the entire outstanding principal amount of the Draximage Loan, together with all accrued and unpaid interest, is due and payable. The Company has the right to demand payment of all or any portion of the principal amount of the Draximage Loan, together with accrued and unpaid interest thereon, at any time during the term of the Loan upon 30 days’ prior notice to Draximage. Subject to Draximage giving the Company at least 30 business days prior written notice, Draximage has the right to prepay the principal amount of the Draximage Loan without premium or penalty. Any principal amount of the Draximage Loan that is repaid may not be reborrowed.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Pursuant to amendments to the loan agreements with HSL Holdings that the Company entered into in November 2013, interest rate reset provisions identical to those contained in Draximage Loan Agreement were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the six month LIBOR rate on the applicable Reset Date over the six month LIBOR rate on the Reference Date. There was no reset of interest rates on March 1, 2014 with respect to HSL Loans or the Draximage Loan, as there was no increase in the six month LIBOR rate on such date over the six month LIBOR rate on the Reference Date.

During the Company’s fiscal year ended March 31, 2014, the Company accrued interest of $ 507 and $ 811 with respect to the 2011 HSL Loan and the 2013 HSL Loan, respectively, and received payments aggregating $ 506 on the 2011 HSL Loan and $ 813 on the 2013 HSL Loan. During the Company’s fiscal year ended March 31, 2013, the Company accrued interest of $ 507 and $ 133 with respect to the 2011 HSL Loan and the 2013 HSL Loan, respectively, and received payments aggregating $ 517 on the 2011 HSL Loan.

During the Company’s fiscal year ended March 31, 2014, the Company accrued interest of $ 356 with respect to the Draximage Loan and received payments aggregating $ 304 on the Draximage Loan.

By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma. If HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma were to not perform their respective obligations under the HSL Loan Agreements and the Draximage Loan Agreement the Company could lose some or all of its investments. In management’s opinion, as of March 31, 2014, there was no significant risk of loss as a result of such non-performance.

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

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

Cadista Holdings Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014 and March 31, 2013

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data is shown below

(All amounts in thousands United States Dollars, except per share amounts)

	Three months ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net revenues	25,657	24,548	27,620	29,836
Cost of revenues	12,052	11,538	12,714	15,677
Other operating expenses	2,391	2,455	3,103	2,162
Operating income	11,214	10,555	11,803	11,997
Other income, net	336	390	489	729
Income taxes	4,412	4,213	4,697	4,267
Net income	$7,138	$6,732	$7,595	$8,459

Net income per common share
Basic	$0.06	$0.06	$0.06	$0.07
Diluted	$0.06	$0.06	$0.06	$0.07

	Three months ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net revenues	29,874	27,303	28,138	29,586
Cost of revenues	10,521	9,760	10,512	11,343
Other operating expenses	1,504	1,817	1,738	3,391
Operating income	17,849	15,726	15,888	14,852
Other income, net	104	136	154	257
Income taxes	6,847	6,057	6,144	5,572
Net income	$11,106	$9,805	$9,898	$9,537

Net income per common share
Basic	$0.09	$0.08	$0.08	$0.08
Diluted	$0.09	$0.08	$0.08	$0.08

PART IV

CADISTA HOLDINGS INC. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cadista Holdings Inc. (formerly known as DAS Laboratories, Inc., Trinity Laboratories, Inc., and Trigen Laboratories, Inc.) (“CHI”) dated June 29, 2005, incorporated by reference to Exhibit 3.1 to Form 10 filed on June 1, 2011 (“Form 10”).

3.2	Amendment to the Articles of Incorporation of CHI dated December 22, 2005, incorporated by reference to Exhibit 3.2 to Form 10.

3.3	Amendment to the Articles of Incorporation of CHI dated January 19, 2007, incorporated by reference to Exhibit 3.3 to Form 10.

3.4	Bylaws of CHI, as amended effective May 22, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 27, 2014.

†10.1	Employment Agreement dated April 2, 2009 between Jubilant Cadista Pharmaceuticals Inc. (formerly known as Cadista Pharmaceuticals Inc., Jubilant Pharmaceuticals, Inc. and Trigen Laboratories, Inc.) (“JCPI”) and Scott Delaney, incorporated by reference to Exhibit 10.1 to Form 10.

†10.2	Amendment No. 1 to Employment Agreement with an effective date of May 1, 2012 between Jubilant Cadista Pharmaceuticals Inc. (JCPI) and Scott Delaney, incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on July 13, 2012 (the “2012 Form 10-K”).

†10.3	Offer letter executed November 28, 2006 from JCPI to, and accepted by, Ward Barney, incorporated by reference to Exhibit 10.2 of Form 10.

†10.4	Offer letter executed March 7, 2006 from JCPI to, and accepted by, Kamal Mandan, incorporated by reference to Exhibit 10.3 of Form 10.

10.5	Master Product Development Cooperation Agreement dated as of August 14, 2008 between Jubilant Life Sciences Ltd. (formerly known as Jubilant Organosys Ltd.) (“Jubilant”) and JCPI, incorporated by reference to Exhibit 10.26 of Form 10.

10.6	Supply Agreement dated June 30, 2005 between Jubilant and JCPI, incorporated by reference to Exhibit 10.27 of Form 10.

10.7	Master Supply Agreement dated as of May 27, 2011 between Jubilant and JCPI, incorporated by reference to Exhibit 10.28 of Amendment No. 1 to Form 10 filed on July 13, 2011 (“Form 10 Amendment 1”).

10.8	Toll Manufacturing Conversion Agreement dated as of May 27, 2011 between Jubilant and JCPI, incorporated by reference to Exhibit 10.29 to Form 10 Amendment 1 (confidential treatment has been granted for portions of this Exhibit).

10.9	Lease Agreement dated November 1, 2005 between JCPI and G&I 1155 Business Center Fe LLC (as successor to Brandywine Operating Grand C, L.P.) (“G&I”) re: Horsham, Pennsylvania offices, incorporated by reference to Exhibit 10.30 of Form 10.

85

10.10	First Amendment dated May 1, 2008 to Lease Agreement dated November 1, 2005 between JCPI and G&I, incorporated by reference to Exhibit 10.31 of Form 10.

10.11	Second Amendment dated February 29, 2012 to Lease Agreement dated November 1, 2005, as amended May 1, 2008 between JCPI and G&I, incorporated by reference to Exhibit 10.34 of 2012 Form 10-K.

†10.12	Description of Fiscal Year 2012 Bonus Plan, incorporated by reference to Item 5.02 of the Form 8-K filed on October 31, 2011.

10.13	Loan Agreement, made as of November 23, 2011, between HSL Holdings, Inc. and JCPI, together with the Guaranty of Jubilant Pharma Holdings, Inc. (formerly known as Jubilant Life Sciences Holdings, Inc.) (“JPHI”) incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 29, 2011.

10.14	Tax Sharing Agreement, effective as of October 1, 2001, between Jubilant Life Sciences Holdings, Inc. and CHI, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2011.

10.15	Description of Fiscal Year 2013 Bonus Plan, incorporated by reference to Item 5.02 of the Form 8-K filed on November 7, 2012

10.16	Amendment, dated December 27, 2012, to Master Supply Agreement, dated May 27, 2011 between JCPI and Jubilant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2012, filed on February 13, 2013) (Confidential treatment has been granted for portions of this Exhibit)

10.17	Master Supply Agreement, dated December 27, 2012 between JCPI and Jubilant (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2012, filed on February 13, 2013) (Confidential treatment has been granted for portions of this Exhibit).

10.18	Amendment, dated November 30, 2012, to Loan Agreement, dated November 23, 2011 between JCPI and HSL Holdings Inc (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2012, filed on February 13, 2013)

10.19	Loan Agreement, dated January 30, 2013, between JCPI and HSL Holdings Inc., (incorporated by reference to Exhibit 10.54 of Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on July 15, 2013).

10.20	Amendment No. 2, dated as of January 30, 2013, to Loan Agreement, dated November 23, 2011 among JCPI, HSL Holdings Inc. and JPHI, as Guarantor, as previously amended, (incorporated by reference to Exhibit 10.55 of Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on July 15, 2013).

10.21	Amendment No. 3, dated as of November 29, 2013, to Loan Agreement, dated November 23, 2011, among JCPI, HSL Holdings Inc. and JPHI, as Guarantor, as previously amended (incorporated by reference to Exhibit No. 1 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2013, filed on February 13, 2014).

10.22	Amendment No. 1, dated as of November 29, 2013, to Loan Agreement, dated January 30, 2013, among JCPI, HSL Holdings Inc. and JPHI, as Guarantor (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 2013, filed on February 13, 2014).

86

10.23	Loan Agreement, dated August 23, 2013, between JCPI, and Jubilant Draximage Inc. (incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Report Period ended September 30, 2013, filed on November 14, 2013).

21	Subsidiaries of CHI, incorporated by reference to Exhibit 21 to Form 10.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Extension Calculation Linkbase

*101.LAB	XBRL Extension Label Linkbase

*101.PRE	XBRL Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†Management contract or compensatory plan or arrangement

87