Form 10-Q
period 2014-06-30
Cadista Holdings Inc.
filed 2014-08-13
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes    ☐      No     ☒

As of August 13, 2014 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	June 30,	March 31,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	20,073	11,110
Restricted cash	25	25
Accounts receivable, net of allowances	25,501	23,443
Due from related parties	45,957	45,688
Inventories, net of allowances	22,829	25,573
Prepaid expenses and other current assets	755	609
Deferred tax assets, current	10,391	9,438
Total current assets	$125,531	$115,886

Property, plant and equipment, net	22,091	21,269
Intangible assets, net	882	948
Total assets	$148,504	$138,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,919	1,738
Due to related parties	3,603	1,993
Other current liabilities	9,961	6,882
Dividend payable	66	66
Total current liabilities	$16,549	$10,679
Deferred tax liabilities(non-current)	1,044	1,017
Total liabilities	$17,593	$11,696
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of June 30, 2014 and March 31, 2014
Additional paid-in capital	38,755	38,755
Accumulated surplus	92,038	87,534
Total stockholders’ equity	$130,911	$126,407
Total liabilities and stockholders’ equity	$148,504	$138,103

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Three months ended June 30,
	2014	2013

Net revenues	$25,003	$25,657
Cost of revenues	16,565	12,052
Gross profit	8,438	13,605

Operating costs and expenses:
Research and development expenses	-	9
Selling, general and administration	1,725	1,840
Depreciation and amortization	568	542

Total operating costs and expenses	2,293	2,391

Operating income	6,145	11,214
Other income (expense), net	739	336
Income before income taxes	6,884	11,550
Income taxes	2,380	4,412
Net income	$4,504	$7,138

Net income per common share
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Three months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,504	$7,138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	568	542
Deferred income taxes	(927)	(102)
Other non-cash items	3,053	1,133
Changes in operating assets and liabilities, net
Decrease / (Increase) in accounts receivable	(2,058)	1,605
(Increase) in inventories	(309)	(1,552)
(Increase) / Decrease in dues from related parties	(269)	35
Increase in dues to related parties	1,610	829
Increase in accounts payable and other current liabilities	3,534	2,551
(Increase) / Decrease in prepaid expenses and other current assets	(145)	246
Net cash provided by operating activities	$9,561	$12,425

Cash flows from investing activities:
Purchase of property, plant and equipment	$(598)	$(939)

Net cash (used in) investing activities	$(598)	$(939)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$-	$-

Net cash provided by financing activities	$-	$-

Net change in cash and cash equivalents	$8,963	$11,486

Cash and cash equivalents (including restricted cash)
Beginning of the period	$11,135	$5,642
End of the period	$20,098	$17,128

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$-	$-
Cash paid during the period for tax, net of refunds	$522	$1,776

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2014 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 27, 2014. The balance sheet as at March 31, 2014 presented in this report has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Amounts presented in the financial statements and footnotes are rounded to the nearest thousands, except per share data and par values. Unless the context requires otherwise, references in these notes to the “Company,” “we,” “us” or “our” refers to Cadista Holdings Inc. and its subsidiary, Jubilant Cadista Pharmaceuticals Inc.

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

The table below reflects basic and diluted net income per share for the:

	Three months ended June 30,
	2014	2013
Net income available for common shareholders (basic and dilutive)	$4,504	$7,138

Weighted average shares outstanding:
Basic	117,797	117,797
Effect of dilutive stock	750	750
Diluted	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of June 30, 2014 and 2013 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of June 30, 2014, the Company had loans outstanding in the aggregate principal amount of $ 30,000, that it had extended to HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Pharma Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 28, 2014. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements.

In addition, as of June 30, 2014, we had a loan outstanding in the principal amount of $ 15,000 (the “Draximage Loan”) that we had extended to Jubilant Draximage Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Limited (“Jubilant Pharma”), which together with its wholly-owned subsidiary, owns Jubilant Holdings. $12,000 of the Draximage Loan was funded on August 23, 2013 pursuant to a loan agreement of the same date with the Company (the “Draximage Loan Agreement”). The remaining $ 3,000 of the Draximage Loan was funded, in accordance with the Draximage Loan Agreement, on September 30, 2013. The $ 15,000 Draximage Loan has a maturity date of August 22, 2014. Jubilant Pharma has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement.

By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma. If HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma were to not perform their respective obligations under the HSL Loan Agreements and the Draximage Loan Agreement the Company could lose some or all of its investments. In management’s opinion, as of June 30, 2014, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the three months ended June 30, 2014, five customers had a 15%, 14%, 12%, 12% and 11% share in net product sales, respectively, and for the three months ended June 30, 2013 three customers had a 33%, 12% and 12% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of June 30, 2014, three customers had 39%, 19% and 11% shares, respectively, and as of June 30, 2013 three customers had 36%, 15% and 10% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the three months ended June 30, 2014, two products collectively accounted for approximately 57% of net product sales and for the three months ended June 30, 2013, two products collectively accounted for approximately 72% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of June 30, 2014	As of March 31, 2014
Cash in hand	$1	$1
Balances with banks in current accounts	1,978	5,522
Balances with banks in money market funds*	18,119	5,612
	$20,098	$11,135

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of June 30, 2014 and March 31, 2014, cash equivalents include restricted cash of $25 and $25, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of June 30, 2014 and 2013 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Three months ended June 30,
	2014	2013
Balance at the beginning of the period	$351	$241
Charges to revenues and costs	-	112
Doubtful accounts written-off	-	-
Balance at the end of the period	$351	$353

5	INVENTORIES

Inventories consist of the following amounts:

	June 30,	March 31,
	2014	2014
Raw materials	$11,079	$11,487
Work in progress	2,380	2,210
Finished goods*	12,357	13,905
Stores and spares	583	545
	$26,399	$28,147
Provision for slow moving / obsolete inventory	(3,570)	(2,574)
	$22,829	$25,573

* includes adjustments for market value.

The activity in the allowance for slow moving/obsolete and rejected inventory is given below.

	Three months ended June 30,
	2014	2013
Balance at the beginning of the period	$2,574	$675
Charges to revenues and costs, net *	3,053	1,021
Inventory written-off	(2,057)	(606)
Balance at the end of the period	$3,570	$1,090

*During the three months ended June 30, 2014 and 2013, the Company has written down/off inventory by $1,620 (net of $ 1,433 recovered from vendor), and $521 (net of $500 recovered from vendor) respectively, on account of slow-moving, obsolete and rejected inventory. These amounts are included in the cost of revenues.

6	DEPRECIATION AND AMORTIZATION

The Company’s underlying accounting records do not contain an allocation of depreciation and amortization between ‘‘cost of revenues’’, ‘‘research and development charges” and ‘‘selling general and administration expenses’’. As such, the charge for depreciation and amortization has been presented as a separate line item on the face of the consolidated statements of income.

7	INCOME TAXES

The Company estimates its effective tax rate (Federal and State) to be approximately 34.57% for the year ending March 31, 2015, as compared to 37.02% for the year ended March 31, 2014. The decrease in effective tax rate is on account of a onetime true up of taxes for the year ended March 31, 2014, in respect of combined tax returns filed by Jubilant Holdings in some of the states. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the three months ended June 30, 2014, the Company has recognized a tax expense of $2,380, comprised of $3,307 of current tax and ($927) of deferred tax expense; compared to a tax expense of $4,412, comprised of $4,514 of current tax and ($102) of deferred tax expense for the comparable period of 2013. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of June 30, 2014, the Company, under the Tax Sharing Agreement, had a payment obligation of $5,309 towards federal taxes and $1,402 towards state taxes to Jubilant Holdings, including carryover from previous years. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the three months ended June 30, 2014 the Company did not make any payments to Jubilant Holdings under the Tax Sharing Agreement.

8	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the three months ended June 30, 2014, other than the change in the balance of accumulated surplus due to the net income earned during the period.

9	SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events. To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Risk Factors that might affect such forward-looking statements may include, but are not limited to:

•	A significant percentage of our revenues are generated from sales to a small number of customers;
•	A significant percentage of our revenues are generated from sales from a small number of products;
•	Increasing competition for our products, and the concomitant risk of declining revenues and profits as a result;
•	Our ability to maintain a supply of raw materials, which are supplied by a limited number of our vendors, necessary to satisfy market demand for our key products, Methylprednisolone and Meclizine Tablets;
•	Our ability to maintain a supply of our new products through our supply agreement with Jubilant Life Sciences Ltd.;
•	Our ability to continue to develop and commercialize new products in a timely and cost-effective manner,;
•	Our ability to maintain a supply of high-quality API and other raw materials in the quantities we require on a timely basis from our suppliers;
•	Our or our suppliers’ ability to comply with the regulatory standards applicable to pharmaceutical drug manufacturers;
•	Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies;
•	Our ability to retain our key personnel in a highly competitive market;
•	Any legal actions relating to, among other things, product liability claims or intellectual property infringement;
•	General industry and economic conditions;
•	The continuing consolidation of our distribution network and the concentration of our customer base; and
•	Those risk factors set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended March 31, 2014, and from time to time in our other filings with the SEC, including current reports on Form 8-K.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the three months ended June 30, 2014 and June 30, 2013 approximately 92% and 96% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the ultimate parent company of our principal stockholder, and third parties. There were no revenues from these drug development services during either the three month period ended June 30, 2014 or the three month period ended June 30, 2013.

As of June 30, 2014, we marketed 19 products, all of which are prescription generic pharmaceutical products. Six of these products are marketed by us under a Master Supply Agreement that we entered into with Jubilant in May 2011, which was amended in December 2012 (as amended the “2011 Master Supply Agreement”). In addition, as of June 30, 2014, we had a pipeline consisting of 17 products for which ANDAs were filed with the FDA that had not yet been approved (including 15 products, the ANDAs for which were filed and are owned by Jubilant and are covered under the 2011 Master Supply Agreement) and one additional product still in development for which an ANDA has not yet been filed. During the quarter ended June 30, 2014, Jubilant received ANDA approvals with respect to the following products that we have the right to market under the 2011 Master Supply Agreement: Spironolactone Tablets, in 25, 50 and 100 mg dosages, which is the generic equivalent to Aldactone®, for which final approval was granted by the FDA; and Memantine Tablets, in 5 and 10 mg dosages, which is the generic equivalent of Namenda®, for which tentative approval was granted by the FDA but will not be able to be marketed by us until the patent listed in the FDA’s Orange Book with respect to the innovator product expires in April 2015.

We filed our first ANDA with the FDA in May, 1996, and through June 30, 2014 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals for the ANDAs owned by us in the three months ended June 30, 2014. For the three month period ended June 30, 2014 we reported net revenue of $25,003 representing a decrease of 3% as compared to the three month period ended June 30, 2013.

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

Results of Operations

	Three months ended June 30
	2014	2013	Change
	$000’s	$000’s	$000’s	Percent
Revenues	25,003	25,657	(654)	(3)%
Costs of revenues (exclusive of depreciation and amortization)	16,565	12,052	4,513	37%
Research and development expense (exclusive of depreciation and amortization)	-	9	(9)	(100)%
Selling, general and administrative expense (exclusive of depreciation and amortization)	1,725	1,840	(115)	(6)%
Depreciation and amortization	568	542	26	5%
Income from operations	6,145	11,214	(5,069)	(45)%
Other income (expense), net	739	336	403	120%
Income before income tax	6,884	11,550	(4,666)	(40)%
Income tax expense	2,380	4,412	(2,032)	(46)%
Net income	4,504	7,138	(2,634)	(37)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties. There were no revenues from these drug development services during either the three month period ended June 30, 2014 or the three month period ended June 30, 2013.

Revenues for the three months ended June 30, 2014 decreased 3% or $654 to $25,003 compared to revenues of $25,657 from the corresponding period of 2013. The decrease in revenues is mainly attributable to a decrease in sales of Methylprednisolone (due to reduction in volume and price erosion), offset by an increase in sales of Prednisone and products that we sell pursuant to the 2011 Master Supply Agreement (i.e. Donepezil, Pantoprazole, Valacyclovir, Olanzapine ODT and Escitolapram).

Total revenues of our top selling products were as follows:

	Three months ended
	June 30
	2014	2013		Change	%

Product	$000’s	$000’s		$000’s
Methylprednisolone tablets	9,004	15,663		(6,659)	(42.5)
Prednisone	5,183	453		4,730	1044.2
Other product revenues	10,816	9,541	*	1,275	13.4
Net product sales	25,003	25,657		(654)	(2.5)
Other revenues	-	-		-	-
Total revenues	25,003	25,657		(654)	(2.5)

* Sales of Meclizine tablets accounted for over ten percent (10%) of our total revenues in the quarter ended June 30, 2013, and were shown separately from “Other product revenues” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for such quarter (the “June 2013 Form 10-Q). The entry of an additional competitor in the quarter ended June 30, 2014, resulted in further declines in our sales volume and unit price of Meclizine tablets so that its sales did not constitute at least ten percent (10%) of our revenues for the quarter ended June 30, 2014. Accordingly, sales of Meclizine tablets have been included in “Other product revenues” for the quarter ended June 30, 2014 in the table above, and, for comparison purposes, “Other product revenues” for the quarter ended June 30, 2013 have been revised to include sales of Meclizine tablets for such quarter that had previously been shown separately in the June 2013 Form 10-Q.

During the three month period ended June 30, 2014, our top two products (Methylprednisolone and Prednisone) accounted for approximately 57% of our total net product sales and approximately 92% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the three month period ended June 30, 2014 and June 30, 2013, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We believe that there is one competitor currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. The volume of Methylprednisolone products sold during the three months period ended June 30, 2014 was significantly lower than the three month period ended June 30, 2013, and pricing was also materially more competitive than in our three month period ended June 30, 2013 resulting in a material reduction of our net revenues from sales of this product during the three month period ended June 30, 2014. Pricing was materially more competitive in the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013, primarily as result of: competitors more aggressively pursuing market share; continued consolidation of wholesalers and retailers into large buying groups; and customers more aggressively seeking lower prices. We currently anticipate that these market dynamics will continue and that pricing for Methylprednisolone will continue to be very competitive. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price and sales volume, which could negatively impact our revenue and gross margin in the future.

We launched Prednisone tablets in January 2006. We sell Prednisone tablets, which are the generic version of Deltasone®, in 1 mg, 5 mg, 10 mg and 20 mg strengths and two pack sizes for each strength. We believe that there were 5 competitors supplying this generic product in the U.S. market through the end of our fiscal year ended March 31, 2014. Prednisone tablets are a steroid product. The volume of Prednisone products sold during the three months period ended June 30, 2014 was significantly higher than the three month period ended June 30, 2013, primarily as a result of our increasing supply to one customer, resulting in a material increase of our net revenues from sales of this product during the three month period ended June 30, 2014. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price and sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the three month period ended June 30, 2014 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ capsules, Meclizine tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets, Escitolapram tablets and Anipryl tablets. Our revenues from sales of these other products increased during the three month period ended June 30, 2014 compared to the corresponding periods of 2013. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets and Escitalopram tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets and Olanzapine ODT tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 respectively and Escitolapram tablets during the quarter ended December 31, 2013. The increase in Other Product Revenues for the three months ended June 30, 2014 compared to the corresponding period of 2013 was primarily attributable to an aggregate increase of $3,511 from the sales of Prochlorperazine tablets, Lamotrigine tablets, Donepezil tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets, Escitolapram tablets and Anipryl tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Meclizine tablets, Cyclobenzaprine tablets, Alendronate tablets, Oxcarbazepine tablets, Risperidone ODT tablets and HCTZ capsules. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

Our gross revenues for the three month periods ended June 30, 2014 and June 30, 2013, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Three months ended
	June 30
	2014		2013
Description	$000’s		$000’s
Gross revenues	55,655		32,010
Chargebacks	24,780	*	3,024
Rebates, fees, incentives and cash discounts	3,495		2,206
Medicaid/ISA fees	450		405
Returns	1,042		807
Price protection reserve	885		(89)
Net product sales	25,003		25,657
Net to Gross %	44.9%		80.2%

* Chargebacks increased significantly during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013, primarily as the result of a pharmacy chain purchasing product through a wholesaler during the quarter ended June 30, 2014 rather than directly from us as it did in the quarter ended June 30, 2013.

The following tables summarize the roll forward for the three month period ended June 30, 2014 and June 30, 2013 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the three months ended June 30, 2014
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	10,076	24,780	-	17,982	16,874
Rebates and incentive programs	4,505	2,835	-	2,597	4,743
Returns	1,555	1,042	-	230	2,367
Cash discounts and other	828	1,110	-	842	1,096
Price protection reserve	574	885	-	585	874
Total	17,538	30,652	-	22,236	25,954

	For the three months ended June 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	1,963	3,024	-	3,254	1,733
Rebates and incentive programs	2,751	2,062	-	2,244	2,569
Returns	1,280	807	-	681	1,406
Cash discounts and other	578	549	-	611	516
Price protection reserve	1,174	22	(111)	380	705
Total	7,746	6,464	(111)	7,170	6,929

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

Cost of revenues increased 37% or $4,513 to $16,565 in the three months ended June 30, 2014 compared to $12,052 for the comparable period of 2013. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products, write down/off of short dated/obsolete inventory, cost of rejected inventory and an increase in production related payroll.

Our cost of revenues as a percentage of net revenues in the three months ended June 30, 2014, increased 19% from the three months ended June 30, 2013, increasing from 47% in the three months ended June 30, 2013 to 66% in the three months ended June 30, 2014. The majority of such 19% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost/ cost of purchased products and price erosion with respect to other lower manufacturing cost products during the quarter ended June 30, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses decreased $9 to Nil for the three months ended June 30, 2014 compared to $9 in the corresponding period of 2013. This decrease was primarily a result of $9 of expenses during the three month period ended June 30, 2013 for the new products which the Company is exploring.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses decreased 6% or $115 to $1,725 for the three months ended June 30, 2014 compared to $1,840 in the corresponding period of 2013. The decrease in expense was primarily the result of decrease of $47 in FDA user fee, $53 in payroll and benefits, $2 in bank charges, offset by an increase of $8 in legal and professional charges.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 5% or $26 to $568 for the three months ended June 30, 2014 compared to $542 in the corresponding period of 2013. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Other income (expense), net

Other income (expense), consists of interest and miscellaneous income offset against interest and finance costs.

Other income, net increased 120% or $403 to $739 for the three months ended June 30, 2014 compared to $336 in the corresponding period of 2013. This increase was primarily the result of an increase in interest income as a result of a $10,000 loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that currently bears interest a rate equal to five percent (5%) per annum and interest income on a $20,000 loan we provided to HSL Holdings on January 30, 2013 that currently bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”). In addition, on August 23, 2013 we entered into a loan agreement with our affiliate, Jubilant Draximage Inc. (“Draximage”), pursuant to which we provided a $15,000 loan to Draximage (the “Draximage Loan”), which was funded in two installments. A $12,000 installment was funded on August 23, 2013 and a $3,000 installment was funded on September 30, 2013. The Draximage Loan bears interest at an initial rate of four percent (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each, a “Reset Date”), commencing with March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date. There were no adjustments to the interest rates on the HSL Loans or the Draximage Loan on March 1, 2014 as a result of the interest rate reset provisions.

During the quarter ended June 30, 2014, the Company also received a state property tax refund of $255 by claiming a manufacturing exemption on property taxes for the prior tax periods.

Income Tax Expense

The income tax expense decreased by $2,032 to $2,380 for the three month period ended June 30, 2014 compared to $4,412 in the corresponding period of 2013. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits decreased during the three month period ended June 30, 2014 as compared to profits for the corresponding period of 2013, the tax on profits also was reduced.

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

As of June 30, 2014, the Company, under the Tax Sharing Agreement, had a payment obligation of $5,309 towards federal taxes and $1,402 towards state taxes to Jubilant Holdings, including carryover from previous years. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the three months ended June 30, 2014 the Company did not make any payments to Jubilant Holdings under the Tax Sharing Agreement.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facilities with our banks. As of June 30, 2014, we had no outstanding borrowings under any bank credit facilities. As of June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $25) of $20,073. In addition, the $30,000 principal amount of loans we had outstanding as of June 30, 2014 to our affiliate company, HSL Holdings, and $15,000 to another affiliate company, Draximage, are other potential sources of liquidity. $25,000 principal amount of such loans is repayable upon 30 days prior notice and $20,000 principal amount of such loans is repayable upon 60 days prior notice.

Funding Requirements

Our future capital requirements will depend on a number of factors, including:

•	the continued commercial success of our existing products;

•	launching four products that are represented by two ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of June 30, 2014;

•	The development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review. The launch of additional products that we market pursuant to the 2011 Master Supply Agreement with Jubilant;

•	The launch by Jubilant of certain of our products outside of the United States pursuant to the 2012 Master Supply Agreement; and

•	Successfully identifying and sourcing other new product and business opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of June 30, 2014 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

On June 30, 2014, cash and cash equivalents (excluding restricted cash $25) on hand totaled $20,073, working capital (excluding cash and cash equivalents) totaled $88,884 and our current ratio (current assets to current liabilities) was approximately 7.59 to 1. Our working capital as of June 30, 2014 decreased approximately $5,188 to $88,884 compared to our working capital as of March 31, 2014 (which was $94,072) primarily because of increase in accounts payable, due to related parties and other current liabilities, and a decrease in inventories, offset by an increase in accounts receivable.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the three months ended June 30, 2014 and June 30, 2013.

	For the three months ended June 30, (in thousands)
	2014	2013
Net cash provided by/(used in):
Operating activities	9,561	12,425
Investing activities	(598)	(939)
Financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$8,963	$11,486

Operating activities: Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided in operating activities was $9,561 for the three month period ended June 30, 2014, compared to $12,425 for the three month period ended June 30, 2013. This net decrease in cash in 2014 compared to 2013 was primarily due to net income of $7,198 (after adjustments of noncash items amounting to an aggregate of $2,694) in the three month period ended June 30, 2014 as compared to $8,711 (after adjustments of noncash items amounting to an aggregate of $1,573) in the three month period ended June 30, 2013, offset by less cash used in an acquisition of inventory of $309 in the three month period ended June 30, 2014 as compared to $1,552 in the three month period ended June 30, 2013. Accounts receivable increased during the three month period ended June 30, 2014 causing a $2,058 use of cash as compared to $1,605 cash provided in the three month period ended June 30, 2013 as a result of a decrease of accounts receivable during that three month period. Accounts payable, amounts due to/from related parties and prepaid expenses and other current assets increased by a net amount of $4,730, resulting in a net positive adjustment for such amount to cash flow for the three month period ended June 30, 2014, as compared to a net increase of $3,661, resulting in a net positive adjustment for such amount to cash flow for the three month period ended June 30, 2013.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $598 for the three months ended June 30, 2014, compared to $939 for the three month period ended June 30, 2013. During the three month period ended June 30, 2014, capital expenditures primarily consisted of the expenditure on expansion of a new building at our Salisbury, Maryland facility and during the three month period ended June 30, 2013, capital expenditures primarily consisted of the purchase of equipment for the manufacture of new products to be installed in the portion of our Salisbury, Maryland facility that we modified during the previous fiscal year.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. There was no cash provided from or used with respect to financing activities during either of the three month period ended June 30, 2014 or June 30, 2013.

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

Critical Accounting Policies

Our critical accounting policies are set forth in the Annual Report on Form 10-K for our fiscal year ended March 31, 2014, which contains our audited financial statements for our fiscal year ended March 31, 2014. There has been no change, update or revision to our critical accounting policies subsequent to our filing of such Form 10-K. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At June 30, 2014, we had cash and cash equivalents of $20,098, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10,000 HSL Loan that we funded in November 2011 (the “2011HSL Loan”), that was outstanding as of June 30, 2014, currently bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 28, 2014, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20,000 HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), currently bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. The $15,000 Draximage Loan, we funded during the quarter ended September 2013, has a current maturity date of August 22, 2014 and payment may be demanded at any time by us upon 30 days’ prior notice. The Draximage Loan bears interest at an initial rate of four (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each a “Reset Date”), commencing March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date. There were no adjustments to the interest rates on the HSL Loans or the Draximage Loan on March 1, 2014 as a result of the interest rate reset provisions. Due to the short-term nature of our cash and cash equivalent investments and the 2011 HSL Loan and the Draximage Loan and the demand features of the HSL Loans and Draximage Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans and the Draximage Loan to fluctuate.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : August 13, 2014	CADISTA HOLDINGS INC.

	By:	/s/ Scott Delaney
Scott Delaney
Chief Executive Officer

	By:	/s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

