Form 10-Q
period 2014-09-30
Cadista Holdings Inc.
filed 2014-11-12
CIK 1521762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes        ☐        No        ☒

As of November 10, 2014 the registrant had 117,797,180 shares of common stock issued and outstanding.

CADISTA HOLDINGS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	September 30,	March 31,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	15,437	11,110
Restricted cash	25	25
Accounts receivable, net of allowances	28,584	23,443
Due from related parties	45,800	45,688
Inventories, net of allowances	23,803	25,573
Prepaid expenses and other current assets	676	609
Deferred tax assets, current	10,937	9,438
Total current assets	$125,262	$115,886

Property, plant and equipment, net	23,732	21,269
Intangible assets, net	816	948
Total assets	$149,810	$138,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,384	1,738
Due to related parties	2,546	1,993
Other current liabilities	4,707	6,882
Dividend payable	66	66
Total current liabilities	$11,703	$10,679
Deferred tax liabilities(non-current)	1,079	1,017
Total liabilities	$12,782	$11,696
Commitments and contingencies	—	—
Stockholders’ equity
Equity shares at $ 0.001 par value	118	118
120,000,000 shares authorized; issued and outstanding – 117,797,180 shares as of September 30, 2014 and March 31, 2014
Additional paid-in capital	38,755	38,755
Accumulated surplus	98,155	87,534
Total stockholders’ equity	$137,028	$126,407
Total liabilities and stockholders’ equity	$149,810	$138,103

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(All amounts in thousands United States Dollars, except per share data, unless otherwise stated)

	Six months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net revenues	$52,330	$50,205	$27,327	$24,548
Cost of revenues	32,033	23,590	15,468	11,538
Gross profit	20,297	26,615	11,859	13,010

Operating costs and expenses:
Research and development expenses	15	9	15	-
Selling, general and administration	4,058	3,753	2,333	1,913
Depreciation and amortization	1,148	1,084	580	542

Total operating costs and expenses	5,221	4,846	2,928	2,455

Operating income	15,076	21,769	8,931	10,555
Other income (expense), net	1,278	726	539	390
Income before income taxes	16,354	22,495	9,470	10,945
Income taxes	5,733	8,625	3,353	4,213
Net income	$10,621	$13,870	$6,117	$6,732

Net income per common share
Basic	$0.09	$0.12	$0.05	$0.06
Diluted	$0.09	$0.12	$0.05	$0.06

(See accompanying notes to the condensed consolidated financial statements.)

CADISTA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(All amounts in thousands United States Dollars, unless otherwise stated)

	Six months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,621	$13,870
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,148	1,084
Deferred income taxes	(1,436)	(411)
Other non-cash items	4,438	1,798
Changes in operating assets and liabilities, net
(Increase) / Decrease in accounts receivable	(5,466)	1,214
(Increase) in inventories	(2,344)	(7,318)
(Increase) in dues from related parties	(112)	(18)
Increase in dues to related parties	553	4,705
Increase / (Decrease) in accounts payable and other current liabilities	353	(1,016)
(Increase) in prepaid expenses and other current assets	(66)	(152)
Net cash provided by operating activities	$7,689	$13,756

Cash flows from investing activities:
Purchase of property, plant and equipment	$(3,362)	$(1,363)
Loan to related party	-	(15,000)
Net cash (used in) investing activities	$(3,362)	$(16,363)

Cash flows from financing activities:

Proceeds from short term borrowings, net	$-	$-

Net cash provided by financing activities	$-	$-

Net change in cash and cash equivalents	$4,327	($2,607)

Cash and cash equivalents (including restricted cash)
Beginning of the period	$11,135	$5,642
End of the period	$15,462	$3,035

Supplementary cash flow information
Cash paid during the period for interest/commitment charges	$-	$-
Cash paid during the period for tax, net of refunds	$9,605	$10,246

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

The table below reflects basic and diluted net income per share for the:

	Six months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Net income available for common shareholders (basic and dilutive)	$10,621	$13,870	$6,117	$6,732

Weighted average shares outstanding:
Basic	117,797	117,797	117,797	117,797
Effect of dilutive stock	750	750	750	750
Diluted	118,547	118,547	118,547	118,547

Earnings per share (in US Dollars)
Basic	$0.09	$0.12	$0.05	$0.06
Diluted	$0.09	$0.12	$0.05	$0.06

2	FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, advances and investments. The cash resources of the Company are invested with money market funds and banks after an evaluation of the credit risk. By their nature, all such financial instruments involve risk including the credit risk of non-performance by counter parties. In management’s opinion, as of September 30, 2014 and 2013 there was no significant risk of loss in the event of non-performance of the counter parties to these financial instruments.

As of September 30, 2014, the Company had loans outstanding in the aggregate principal amount of $ 30,000 that it had extended to HSL Holdings Inc. (“HSL Holdings”), a wholly-owned subsidiary of Jubilant Pharma Holdings Inc. (“Jubilant Holdings”), the holder, through its wholly-owned subsidiary, of approximately 82% of the Company’s common stock. A $ 10,000 loan was funded pursuant to a loan agreement that the Company entered into on November 23, 2011 (the “2011 HSL Loan Agreement”), with an original maturity date of November 30, 2012 that has since been extended to November 28, 2014. A $ 20,000 loan was funded pursuant to a loan agreement that the Company entered into on January 30, 2013 (the “2013 HSL Loan Agreement” collectively the 2011 HSL Loan Agreement and the 2013 HSL Loan Agreement are referred to as the “HSL Loan Agreements”), with a maturity date of January 31, 2015. Jubilant Holdings has guaranteed the prompt payment and performance, when due, of all obligations of HSL Holdings under both HSL Loan Agreements.

In addition, as of September 30, 2014, we had a loan outstanding in the principal amount of $ 15,000 (the “Draximage Loan”) that we had extended to Jubilant Draximage Inc. (“Draximage”), a wholly-owned subsidiary of Jubilant Pharma Limited (“Jubilant Pharma”), which together with its wholly-owned subsidiary, owns Jubilant Holdings. $12,000 of the Draximage Loan was funded on August 23, 2013 pursuant to a loan agreement of the same date with the Company (the “Draximage Loan Agreement”). The remaining $ 3,000 of the Draximage Loan was funded, in accordance with the Draximage Loan Agreement, on September 30, 2013. The $ 15,000 Draximage Loan had an original maturity date of August 22, 2014 that has since been extended to August 31, 2015. Jubilant Pharma has guaranteed the prompt payment and performance, when due, of all obligations of Draximage under the Draximage Loan Agreement.

By their nature, such loans involve risks including credit risk of non-performance by HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma. If HSL Holdings, Jubilant Holdings, Draximage and Jubilant Pharma were to not perform their respective obligations under the HSL Loan Agreements and the Draximage Loan Agreement the Company could lose some or all of its investments. In management’s opinion, as of September 30, 2014, there was no significant risk of loss as a result of such non-performance.

The customers of the Company are primarily enterprises based in the United States and accordingly, trade receivables are concentrated in the United States. To reduce credit risk, the Company performs ongoing credit evaluation of customers. For the six months ended September 30, 2014, four customers had a 17%, 15%, 14% and 12% share in net product sales, respectively, and for the six months ended September 30, 2013 three customers had a 29%, 12% and 11% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. For the three months ended September 30, 2014, four customers had a 18%, 16%, 15%, and 12% share in net product sales, respectively, and for the three months ended September 30, 2013 four customers had a 24%, 13%, 11% and 10% share, respectively, in net product sales; no other customer, individually accounted for more than 10% of net product sales during these periods. As of September 30, 2014, two customers had 54%, and 20% shares, respectively, and as of September 30, 2013 three customers had 23%, 23% and 11% shares, respectively, in total trade receivables; no other customer individually accounted for more than 10% of the Company’s total trade receivables during these periods. For the six months ended September 30, 2014, two products collectively accounted for approximately 57% of net product sales and for the six months ended September 30, 2013, two products collectively accounted for approximately 71% of net product sales. For the three months ended September 30, 2014, two products collectively accounted for approximately 57% of net product sales and for the three months ended September 30, 2013, two products collectively accounted for approximately 69% of net product sales. A relatively small group of products, the raw materials for which are supplied by a limited number of vendors, represent a significant portion of net revenues. The maximum amount of loss due to credit risk that the Company would incur should the customer fail to perform is the amount of the outstanding receivable. The Company does not believe other significant concentrations of credit risk exist.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprises the following:

	As of September 30, 2014	As of March 31, 2014
Cash in hand	$1	$1
Balances with banks in current accounts	3,334	5,522
Balances with banks in money market funds*	12,127	5,612
	$15,462	$11,135

Cash balances on checking accounts and payroll accounts with the bank are insured by the Federal Deposit Insurance Corporation up to an aggregate of $250.

*As of September 30, 2014 and March 31, 2014, cash equivalents include restricted cash of $25 and $25, respectively, which represents the amount of a security bond given by the Company to a municipal government authority in connection with the Company’s construction of building improvements and a parking lot at its manufacturing facility in Salisbury, Maryland.

4	ACCOUNTS RECEIVABLES

Accounts receivable as of September 30, 2014 and 2013 are stated net of allowance for doubtful receivables and provision for chargebacks, returns, rebates, discounts, and shelf stock (i.e. price protection) adjustments.

The activity in the allowance for doubtful accounts receivable is given below:

	Six months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$351	$241	$351	$353
Charges to revenues and costs	325	112	325	-
Doubtful accounts written-off	-	(2)	-	(2)
Balance at the end of the period	$676	$351	$676	$351

5	INVENTORIES

Inventories consist of the following amounts:

	September 30,	March 31,
	2014	2014
Raw materials	$11,034	$11,487
Work in progress	2,623	2,210
Finished goods*	11,416	13,905
Stores and spares	641	545
	$25,714	$28,147
Provision for slow moving / obsolete inventory	(1,911)	(2,574)
	$23,803	$25,573

* includes adjustments for market value.

The activity in the allowance for slow moving/obsolete and rejected inventory is given below.

	Six months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$2,574	$675	$3,570	$1,090
Charges to revenues and costs, net *	4,114	1,686	1,061	665
Inventory written-off	(4,777)	(1,625)	(2,720)	(1,019)
Balance at the end of the period	$1,911	$736	$1,911	$736

*During the six months ended September 30, 2014 and 2013, the Company has written down/off inventory by $1,702 (net of $ 2,412 recovered from vendor), and $843 (net of $843 recovered from vendor) respectively, and during the three months ended September 30, 2014 and 2013, the Company has written down/off inventory by $82 (net of $ 979 recovered from vendor), and $322 (net of $343 recovered from vendor) respectively, on account of slow-moving, obsolete and rejected inventory. These amounts are included in the cost of revenues.

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

The Company estimates its effective tax rate (Federal and State) to be approximately 35.06% for the year ending March 31, 2015, as compared to 37.02% for the year ended March 31, 2014. The decrease in effective tax rate is on account of a onetime true up of taxes for the year ended March 31, 2014, in respect of combined tax returns filed by Jubilant Holdings in some of the states. The Company regularly assesses the future realization of deferred taxes and whether a valuation allowance against certain deferred tax assets is warranted. For the six months ended September 30, 2014, the Company has recognized a tax expense of $5,733, comprised of $7,169 of current tax and ($1,436) of deferred tax expense; compared to a tax expense of $8,625, comprised of $9,036 of current tax and ($411) of deferred tax expense for the comparable period of 2013. For the three months ended September 30, 2014, the Company has recognized a tax expense of $3,353, comprised of $3,862 of current tax and ($509) of deferred tax expense; compared to a tax expense of $4,213, comprised of $4,522 of current tax and ($309) of deferred tax expense for the comparable period of 2013. We are a party to a tax sharing agreement (the “Tax Sharing Agreement”), with an effective date of October 1, 2011, with Jubilant Holdings. The Tax Sharing Agreement sets forth, among other things, each of the Company’s and Jubilant Holding’s obligations in connection with filing consolidated Federal, state and foreign tax returns. The agreement provides that current income tax (benefit) is computed on a separate return basis and members of the tax group shall make payments (or receive reimbursement) to or from Jubilant Holdings to the extent their income (loses and other credits) contribute to (reduce) the consolidated income tax expense. The consolidating companies are reimbursed for the net operating losses or other tax attributes they have generated when utilized in the consolidated returns. As of September 30, 2014, the Company, under the Tax Sharing Agreement, had a payment obligation of $893 towards federal taxes and $1,540 towards state taxes to Jubilant Holdings, including carryover from previous years. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the six months ended September 30, 2014 the Company paid $7,641 to Jubilant Holdings under the Tax Sharing Agreement, all of which was paid during the three months ended September 30, 2014.

8	CHANGES IN STOCKHOLDERS’ EQUITY

There have been no changes in the statement of stockholders’ equity during the six months and three months ended September 30, 2014, other than the change in the balance of accumulated surplus due to the net income earned during the period.

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

We sell our products in the United States primarily through pharmaceutical wholesalers and to national and regional pharmacy chains, mass merchandisers, government agencies and mail order pharmacies. Our sales are generated primarily by our own sales force, with the support of our senior management team, customer services, and distribution employees. For the six months ended September 30, 2014 and September 30, 2013 approximately 93% and 93% of our product sales revenue, respectively, were derived from products sold under our own product label. For the three months ended September 30, 2014 and September 30, 2013 approximately 95% and 90% of our product sales revenue, respectively, were derived from products sold under our own product label. The balance of our product sales revenue was comprised of private label product sales (which products are sold by a customer under its name). In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant Life Sciences Ltd. (“Jubilant”), the ultimate parent company of our principal stockholder, and third parties. For the six months ended September 30, 2014 and September 30, 2013, the revenues from these drug development services were Nil and $2, respectively, with all of the revenue for the six month period ended September 30, 2013 being achieved during the three month period ended September 30, 2013.

As of September 30, 2014, we marketed 19 products, all of which are prescription generic pharmaceutical products. Six of these products are marketed by us under a Master Supply Agreement that we entered into with Jubilant in May 2011, which was amended in December 2012 (as amended the “2011 Master Supply Agreement”). In addition, as of September 30, 2014, we had a pipeline consisting of 17 products for which ANDAs were filed with the FDA that had not yet been approved (including 15 products, the ANDAs for which were filed and are owned by Jubilant and are covered under the 2011 Master Supply Agreement) and one additional product still in development for which an ANDA has not yet been filed. During the six months ended September 30, 2014, Jubilant received ANDA approvals with respect to the following products that we have the right to market under the 2011 Master Supply Agreement: Spironolactone Tablets, in 25, 50 and 100 mg dosages, which is the generic equivalent to Aldactone®, for which final approval was granted by the FDA; and Memantine Tablets, in 5 and 10 mg dosages, which is the generic equivalent of Namenda®, for which tentative approval was granted by the FDA but will not be able to be marketed by us until the patent listed in the FDA’s Orange Book with respect to the innovator product expires in April 2015.

We filed our first ANDA with the FDA in May, 1996, and through September 30, 2014 we have filed a total of 19 ANDAs with the FDA. Our first ANDA approval was received from the FDA in October, 1997. We did not receive any new product approvals for the ANDAs owned by us in the three months ended September 30, 2014. For the six month period ended September 30, 2014 we reported net revenue of $52,330 representing an increase of 4% as compared to the six month period ended September 30, 2013 and for the three month period ended September 30, 2014 we reported net revenue of $27,327 representing an increase of 11% as compared to the three month period ended September 30, 2013.

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

Results of Operations

	Six months ended September 30
	2014	2013	Change
	$000’s	$000’s	$000’s	Percent
Revenues	52,330	50,205	2,125	4%
Costs of revenues (exclusive of depreciation and amortization)	32,033	23,590	8,443	36%
Research and development expense (exclusive of depreciation and amortization)	15	9	6	67%
Selling, general and administrative expense (exclusive of depreciation and amortization)	4,058	3,753	305	8%
Depreciation and amortization	1,148	1,084	64	6%
Income from operations	15,076	21,769	(6,693)	(31)%
Other income (expense), net	1,278	726	552	76%
Income before income tax	16,354	22,495	(6,141)	(27)%
Income tax expense	5,733	8,625	(2,892)	(34)%
Net income	10,621	13,870	(3,249)	(23)%

	Three months ended September 30
	2014	2013	Change
	$000’s	$000’s	$000’s	Percent
Revenues	27,327	24,548	2,779	11%
Costs of revenues (exclusive of depreciation and amortization)	15,468	11,538	3,930	34%
Research and development expense (exclusive of depreciation and amortization)	15	-	15	-%
Selling, general and administrative expense (exclusive of depreciation and amortization)	2,333	1,913	420	22%
Depreciation and amortization	580	542	38	7%
Income from operations	8,931	10,555	(1,624)	(15)%
Other income (expense), net	539	390	149	38%
Income before income tax	9,470	10,945	(1,475)	(13)%
Income tax expense	3,353	4,213	(860)	(20)%
Net income	6,117	6,732	(615)	(9)%

Revenues

We generate revenue principally from the sale of generic pharmaceutical products, which include a variety of products and dosage forms. In addition to our product sales revenue, from time to time we provide drug development and manufacturing services to Jubilant and third parties For the six months ended September 30, 2014 and September 30, 2013, the revenues from these drug development services were Nil and $2, respectively, with all of the revenue for the six month period ended September 30, 2013 being achieved during the three month period ended September 30, 2013.

Revenues for the six months ended September 30, 2014 increased 4% or $2,125 to $52,330 compared to revenues of $50,205 from the corresponding period of 2013. The increase in revenues is mainly attributable to an increase in sales of Prednisone and products that we sell pursuant to the 2011 Master Supply Agreement (i.e. Donepezil, Pantoprazole, Valacyclovir, Olanzapine ODT and Escitolapram), offset by decrease in sales of Methylprednisolone (due to reduction in volume and price erosion) & Meclizine due to price reduction.

Revenues for the three months ended September 30, 2014 increased 11% or $2,779 to $27,327 compared to revenues of $24,548 from the corresponding period of 2013. The increase in revenues is mainly attributable to an increase in sales of Prednisone and products that we sell pursuant to the 2011 Master Supply Agreement (i.e. Donepezil, Pantoprazole, Valacyclovir, Risperidone ODT and Escitolapram), offset by decrease in sales of Methylprednisolone (due to reduction in volume and price erosion) &Meclizine due to price reduction.

Total revenues of our top selling products were as follows:

	Six months ended
	September 30
	2014	2013		Change	%

	$000’s	$000’s		$000’s
Product
Methylprednisolone tablets	18,775	29,952		(11,177)	(37.3)
Prednisone	10,893	1,344		9,549	710.5
Other product revenues	22,662	18,907	*	3,755	19.9
Net product sales	52,330	50,203		2,127	4.2
Other revenues	-	2		(2)	(100)
Total revenues	52,330	50,205		2,125	4.2

	Three months ended
	September 30
	2014	2013		Change	%

	$000’s	$000’s		$000’s
Product
Methylprednisolone tablets	9,771	14,289		(4,518)	(31.6)
Prednisone	5,710	891		4,819	541.1
Other product revenues	11,846	9,366	*	2,480	26.5
Net product sales	27,327	24,546		2,781	11.3
Other revenues	-	2		(2)	(100)
Total revenues	27,327	24,548		2,779	11.3

* Sales of Meclizine tablets accounted for over ten percent (10%) of our total revenues in the six month and three month periods ended September 30, 2013, and were shown separately from “Other product revenues” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for such quarter (the “September 2013 Form 10-Q). The entry of an additional competitor in the quarter ended June 30, 2014, resulted in further declines in our sales volume and unit price of Meclizine tablets so that its sales did not constitute at least ten percent (10%) of our revenues for the six month and three month periods ended September 30, 2014. Sales of Prednisone did not account for over ten percent (10%) of our total revenues for the six month and three month periods ended September 30, 2013, and were included in “Other product revenues” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our September 2013 Form 10-Q. For the six month and three month periods ended September 30, 2014, sales of Prednisone accounted for over ten percent (10%) of our total revenues in each of such periods. Accordingly, sales of Meclizine tablets have been included in “Other product revenues” for the six month and three month periods ended September 30, 2014 in the table above and sales of Prednisone are not included in “Other product revenues” in the table above and are shown separately, and, for comparison purposes, “Other product revenues” for the six month and three month periods ended September 30, 2013 have been revised to include sales of Meclizine tablets for such quarter that had previously been shown separately in the September 2013 Form 10-Q and to delete sales of Prednisone that had previously been included in such amount and to present those sales separately in the tables above for the periods ended September 30, 2013.

During the six month period ended September 30, 2014, our top two products (Methylprednisolone and Prednisone) accounted for approximately 57% of our total net product sales and approximately 86% of our total consolidated gross margins for such six month period. During the three month period ended September 30, 2014, our top two products (Methylprednisolone and Prednisone) accounted for approximately 57% of our total net product sales and approximately 82% of our total consolidated gross margins for such three month period.

We launched Methylprednisolone tablets prior to July 2005. We sell Methylprednisolone tablets, which are the generic equivalent of Medrol®, in four strengths (4 mg, 8 mg, 16 mg, and 32 mg) and a total of two pack sizes for one strength and one pack size for the other three strengths. We believe that during each of the three month periods ended September 30, 2014 and September 30, 2013, there were at least four competitors supplying this generic product in the U.S. market in 4mg and 8 mg strengths. We believe that there is one competitor currently supplying this generic product in 16 mg or 32 mg strengths in the U.S. market. Methylprednisolone tablets are a steroid product. The volume of Methylprednisolone products sold during the six month and three month periods ended September 30, 2014 was significantly lower than the six month and three month periods ended September 30, 2013, and pricing was also materially more competitive as compared to corresponding periods of last year, resulting in a material reduction of our net revenues from sales of this product during the six month and three month periods ended September 30, 2014. Pricing was materially more competitive in the six month and three month periods ended September 30, 2014 as compared to the six and three month periods ended September 30, 2013, primarily as result of: competitors more aggressively pursuing market share; continued consolidation of wholesalers and retailers into large buying groups; and customers more aggressively seeking lower prices. As a result of more competitive pricing, at the end of our fiscal quarter ended September 30, 2014, we lost a large retail customer for Methylprednisolone. This loss, which occurred at the end of the quarter, had a small negative impact on our earnings and cash flow during the three months ended September 30, 2014, and is expected to have a more significant adverse impact during future periods. We currently anticipate that these challenging market dynamics for Methylprednisolone will continue and that pricing for Methylprednisolone will continue to be very competitive.

We launched Prednisone tablets in January 2006. We sell Prednisone tablets, which are the generic version of Deltasone®, in 1 mg, 5 mg, 10 mg and 20 mg strengths and two pack sizes for each strength. We believe that there were 5 competitors supplying this generic product in the U.S. market through the end of our fiscal year ended March 31, 2014. Prednisone tablets are a steroid product. The volume of Prednisone products sold during the six months and three month periods ended September 30, 2014 was significantly higher than the six month and three month periods ended September 30, 2013, primarily as a result of our increasing supply to one customer, resulting in a material increase of our net revenues from sales of this product during the six months and three months period ended September 30, 2014. There can be no assurance that we are aware of all activities in this market or plans of our competitors. There can be no assurance that new competitors will not commence supplying this generic product in the future. Any new competition could result in further reduction in unit price and sales volume, which could negatively impact our revenue and gross margin in the future.

Our other product revenues (“Other Product Revenues”), in addition to sales from our top two products, during the six month period ended September 30, 2014 consisted of sales of Terazosin capsules, Lamotrigine tablets, Cyclobenzaprine tablets, Oxcarbazepine tablets, HCTZ capsules, Meclizine tablets, Prochlorperazine tablets, Alendronate tablets, Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets, Escitolapram tablets and Anipryl tablets. Our revenues from sales of these other products increased during the six month and three month periods ended September 30, 2014 compared to the corresponding periods of 2013. Donepezil tablets, Pantoprazole DR tablets, Risperidone ODT tablets, Valacyclovir tablets, Olanzapine ODT tablets and Escitalopram tablets are marketed pursuant to the 2011 Master Supply Agreement with Jubilant; we commenced marketing Donepezil tablets in the quarter ended September 30, 2011 and commenced marketing Risperidone ODT, Pantoprazole DR tablets, Valacyclovir tablets and Olanzapine ODT tablets, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 respectively and Escitolapram tablets during the quarter ended December 31, 2013. The increase in Other Product Revenues for the six months ended September 30, 2014 compared to the corresponding period of 2013 was primarily attributable to an aggregate increase of $7,774 from the sales of HCTZ capsules, Prochlorperazine tablets, Lamotrigine tablets, Donepezil tablets, Pantoprazole DR tablets, Valacyclovir tablets, Olanzapine ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets, Escitolapram tablets and Anipryl tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Meclizine tablets, Cyclobenzaprine tablets, Alendronate tablets, Oxcarbazepine tablets and Risperidone ODT tablets. The increase in Other Product Revenues for the three months ended September 30, 2014 compared to the corresponding period of 2013 was primarily attributable to an aggregate increase of $4,502 from the sales of HCTZ capsules, Prochlorperazine tablets, Lamotrigine tablets, Donepezil tablets, Pantoprazole DR tablets, Valacyclovir tablets, Risperidone ODT tablets, Losartan Potassium Hydrochlorothiazide tablets, Losartan Potassium tablets and Escitolapram tablets offset by a reduction in the revenues generated from our sales of Terazosin capsules, Meclizine tablets, Cyclobenzaprine tablets, Alendronate tablets, Oxcarbazepine tablets and Olanzapine ODT tablets. We believe that there is significant competition with respect to each of these generic products and that our pricing and gross margins for these products are always under pressure.

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

Our gross revenues for the six month and three month periods ended September 30, 2014 and September 30, 2013, before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows (in $ thousands):

	Six months ended			Three months ended
	September 30			September 30
	2014		2013	2014		2013
Description	$000’s		$000’s	$000’s		$000’s
Gross revenues	125,048		73,147	69,393		41,137
Chargebacks	61,805	*	14,951	37,025	*	11,927
Rebates, fees, incentives and cash discounts	7,559		5,711	4,064		3,505
Medicaid/ISA fees	946		719	496		314
Returns	1,445		1,242	403		435
Price protection reserve	963		319	78		408
Net product sales	52,330		50,205	27,327		24,548
Net to Gross %	41.8%		68.6%	39.4%		59.7%

* Chargebacks increased significantly during the six month and three month periods ended September 30, 2014 as compared to the six month and three month period ended September 30, 2013, primarily as the result of a pharmacy chain purchasing product through a wholesaler during the six month and three month periods ended September 30, 2014 rather than directly from us as it did in the six month and three month periods ended September 30, 2013.

The following tables summarize the roll forward for the six month and three month periods ended September 30, 2014 and September 30, 2013 in the accounts affected by the estimated provisions described below (in $ thousands):

	For the six months ended September 30, 2014
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	10,076	61,805	-	55,300	16,581
Rebates and incentive programs	4,505	5,863	-	6,376	3,992
Returns	1,555	1,445	-	732	2,268
Cash discounts and other	828	2,642	-	2,087	1,383
Price protection reserve	574	963	-	1,024	513
Total	17,538	72,718	-	65,519	24,737

	For the six months ended September 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed		Ending balance
Chargebacks	1,963	14,951	-	12,476	*	4,438
Rebates and incentive programs	2,751	5,185	-	3,366		4,570
Returns	1,280	1,242	-	1,043		1,479
Cash discounts and other	578	1,245	-	1,218		605
Price protection reserve	1,174	430	(111)	1,142		351
Total	7,746	23,053	(111)	19,245		11,443

	For the three months ended September 30, 2014
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed	Ending balance
Chargebacks	16,874	37,025	-	37,318	16,581
Rebates and incentive programs	4,743	3,028	-	3,779	3992
Returns	2,367	403	-	502	2,268
Cash discounts and other	1,096	1,532	-	1,245	1,383
Price protection reserve	874	78	-	439	513
Total	25,954	42,066	-	43,283	24,737

	For the three months ended September 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	Provision (reversal) recorded for prior period sales(1)	Credits processed		Ending balance
Chargebacks	1,733	11,927	-	9,222	*	4,438
Rebates and incentive programs	2,569	3,123	-	1,122		4,570
Returns	1,406	435	-	362		1,479
Cash discounts and other	516	696	-	607		605
Price protection reserve	705	408	-	762		351
Total	6,929	16,589	-	12,075		11,443

(1) Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

* Effective July 1, 2013, one of our wholesale customers changed the pricing from net to wholesale acquisition cost (“WAC”). Based on the inventory lying with the wholeseller on that date, a credit of $1,810 was given to the Company by the wholeseller as negative chargeback. Corresponding chargeback claims were made by the wholeseller as they liquidated the opening inventory under the eligible program. The credits processed amounting to $12,476 and $9,222 during the six month and three month periods ended September 30, 2013, is net of negative chargeback of $1,810.

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

Cost of revenues increased 36% or $8,443 to $32,033 in the six months ended September 30, 2014 compared to $23,590 for the comparable period of 2013. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products, write down/off of short dated/obsolete inventory, cost of rejected inventory and an increase in production related payroll.

Our cost of revenues as a percentage of net revenues in the six months ended September 30, 2014, increased 14% from the six months ended September 30, 2013, increasing from 47% in the six months ended September 30, 2013 to 61% in the six months ended September 30, 2014. The majority of such 14% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost/ cost of purchased products and price erosion with respect to other lower manufacturing cost products during the six months ended September 30, 2014.

Cost of revenues increased 34% or $3,930 to $15,468 in the three months ended September 30, 2014 compared to $11,538 for the comparable period of 2013. This increase in cost of revenues was mainly attributable to increase in volumes of products with higher manufacturing cost/ cost of purchased products, write down/off of short dated/obsolete inventory, cost of rejected inventory and an increase in production related payroll.

Our cost of revenues as a percentage of net revenues in the three months ended September 30, 2014, increased 10% from the three months ended September 30, 2013, increasing from 47% in the three months ended September 30, 2013 to 57% in the three months ended September 30, 2014. The majority of such 10% increase was attributable to the higher percentage sales of products with relatively low margins due to higher volumes of products with higher manufacturing cost/ cost of purchased products and price erosion with respect to other lower manufacturing cost products during the quarter ended September 30, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of personnel-related costs, API costs, contract research and bio-study costs associated with the development of our products. R&D expenses do not include any amortization or depreciation costs.

R&D expenses increased 67% or $6 to $15 for the six months ended September 30, 2014 compared to $9 in the corresponding period of 2013. This increase was primarily a result of $15 of expenses during the six month period ended September 30, 2014, all of which was incurred in the three month period ended September 30, 2014, for the new products which the Company is developing with another company as compared to $9 of expenses during the six month period ended September 30, 2013, all of which was incurred in the three month period ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist mainly of personnel-related costs, advertising and promotion costs, professional services costs and insurance and travel costs. SG&A expenses do not include any amortization or depreciation costs.

SG&A expenses increased 8% or $305 to $4,058 for the six months ended September 30, 2014 compared to $3,753 in the corresponding period of 2013. The increase in expense was primarily the result of increase of $129 in legal and professional charges, $213 in accrual for bad debts expense offset by decrease of $36 in FDA user fee, $21 in payroll and benefits, $2 in bank charges.

SG&A expenses increased 22% or $420 to $2,333 for the three months ended September 30, 2014 compared to $1,913 in the corresponding period of 2013. The increase in expense was primarily the result of increase of $121 in legal and professional charges, $325 in accrual for bad debts expense, $11 in FDA user fee, $32 in payroll and benefits offset by decrease in other taxes and administrative expenses.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on our real and personal property and amortization on an ANDA that we acquired in 2002.

Depreciation and amortization increased 6% or $64 to $1,148 for the six months ended September 30, 2014 compared to $1,084 in the corresponding period of 2013 and increased 7% or $38 to $580 for the three months ended September 30, 2014 compared to $542 in the corresponding period of 2013. This increase is due to the acquisition of capital assets, we acquired during our last fiscal year on which we claim depreciation in the current period.

Other income (expense), net

Other income (expense), consists of interest and miscellaneous income offset against interest and finance costs.

Other income, net increased 76% or $552 to $1,278 for the six months ended September 30, 2014 compared to $726 in the corresponding period of 2013. This increase was primarily the result of an increase in interest income as a result of a $10,000 loan given to our affiliate company, HSL Holdings Inc. (“HSL Holdings”), which we funded on November 25, 2011 (the “2011 HSL Loan”), that currently bears interest a rate equal to five percent (5%) per annum and interest income on a $20,000 loan we provided to HSL Holdings on January 30, 2013 that currently bears interest at a rate equal to four percent (4%) per annum (the “2013 HSL Loan;” collectively, the 2011 HSL Loan together with the 2013 HSL Loan are referred to as the “HSL Loans”). In addition, on August 23, 2013 we entered into a loan agreement with our affiliate, Jubilant Draximage Inc. (“Draximage”), pursuant to which we provided a $15,000 loan to Draximage (the “Draximage Loan”), which was funded in two installments. A $12,000 installment was funded on August 23, 2013 and a $3,000 installment was funded on September 30, 2013. The Draximage Loan bears interest at an initial rate of four percent (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each, a “Reset Date”), commencing with March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date. There were no adjustments to the interest rates on the HSL Loans or the Draximage Loan on March 1, 2014 or September 1, 2014 as a result of the interest rate reset provisions. During the six month ended September 30, 2014, the Company also received a state property tax refund of $255 by claiming a manufacturing exemption on property taxes for the prior tax periods.

Other income, net increased 38% or $149 to $539 for the three months ended September 30, 2014 compared to $390 in the corresponding period of 2013.

Income Tax Expense

The income tax expense decreased by $2,892 to $5,733 for the six month period ended September 30, 2014 compared to $8,625 in the corresponding period of 2013 and for the three month period ended September 30, 2014 the tax expense decreased by $860 to $3,353 as compared to $4,213 in the corresponding period of 2013. The income tax expense represents the current and deferred tax due to profits made by us and our future prospects. As our profits decreased during the six month and three month period ended September 30, 2014 as compared to profits for the corresponding periods of 2013, the tax on profits also was reduced.

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

As of September 30, 2014, the Company, under the Tax Sharing Agreement, had a payment obligation of $893 towards federal taxes and $1,540 towards state taxes to Jubilant Holdings, including carryover from previous years. The Company makes tax-sharing payments to Jubilant Holdings equal to the taxes that the Company would pay (or receive) if it filed returns on a stand-alone basis. During the six months ended September 30, 2014 the Company paid $7,641 to Jubilant Holdings under the Tax Sharing Agreement, all of which was paid during the three months ended September 30, 2014.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, and operating expenses. Historically, we have funded our operations primarily through cash flow from operations, private placements of equity securities to, and loan advances from, Jubilant including its affiliates and borrowings under our term loan and revolving credit facilities with our banks. As of September 30, 2014, we had no outstanding borrowings under any bank credit facilities. As of September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents (excluding restricted cash of $25) of $15,437. In addition, the $30,000 principal amount of loans we had outstanding as of September 30, 2014 to our affiliate company, HSL Holdings, and $15,000 to another affiliate company, Draximage, are other potential sources of liquidity. $25,000 principal amount of such loans is repayable upon 30 days prior notice and $20,000 principal amount of such loans is repayable upon 60 days prior notice.

Funding Requirements

Our future capital requirements will depend on a number of factors, including:

•	the continued commercial success of our existing products;

•	launching four products that are represented by two ANDAs owned by us that have been approved and the two ANDAs owned by us that are pending approval by the FDA as of September 30, 2014;

•	The development of one new product that is currently being developed by us and for which an ANDA is expected to be filed with the FDA for review. The launch of additional products that we market pursuant to the 2011 Master Supply Agreement with Jubilant;

•	The launch by Jubilant of certain of our products outside of the United States pursuant to the 2012 Master Supply Agreement; and

•	Successfully identifying and sourcing other new product and business opportunities.

Based on our existing business plan, we believe our existing sources of liquidity as of September 30, 2014 will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds earlier than we currently anticipate in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment, the loss of key relationships with suppliers or customers.

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

Cash Flows

On September 30, 2014, cash and cash equivalents (excluding restricted cash $25) on hand totaled $15,437, working capital (excluding cash and cash equivalents) totaled $98,097 and our current ratio (current assets to current liabilities) was approximately 10.70 to 1. Our working capital as of September 30, 2014 increased approximately $4,025 to $98,097 compared to our working capital as of March 31, 2014 (which was $94,072) primarily because of increase in accounts receivable, due from related parties and decrease in other current liabilities, offset by a decrease in inventories and increase in accounts payable.

The following tables summarize our cash flows provided by/(used in) operating, investing and financing activities for the six months ended September 30, 2014 and September 30, 2013.

	For the six months ended September 30, (in thousands)
	2014	2013
Net cash provided by/(used in):
Operating activities	7,689	13,756
Investing activities	(3,362)	(16,363)
Financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$4,327	$(2,607)

Operating activities: Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided in operating activities was $7,689 for the six month period ended September 30, 2014, compared to $13,756 for the six month period ended September 30, 2013. This net decrease in cash in the six month period ended on September 30, 2014 compared to the six month period ended on September 30, 2013 was primarily due to net income of $14,771 (after adjustments of noncash items amounting to an aggregate of $4,150) in the six month period ended September 30, 2014 as compared to $16,341 (after adjustments of noncash items amounting to an aggregate of $2,471) in the six month period ended September 30, 2013, offset by less cash used in an acquisition of inventory of $2,344 in the six month period ended September 30, 2014 as compared to $7,318 in the six month period ended September 30, 2013. Accounts receivable increased during the six month period ended September 30, 2014 causing a $5,466 use of cash as compared to $1,214 cash provided in the six month period ended September 30, 2013 as a result of a decrease of accounts receivable during that six month period. Accounts payable, amounts due to/from related parties and prepaid expenses and other current assets increased by a net amount of $728, resulting in a net positive adjustment for such amount to cash flow for the six month period ended September 30, 2014, as compared to a net increase of $3,519, resulting in a net positive adjustment for such amount to cash flow for the six month period ended September 30, 2013.

Investing activities:  Investing cash flows consist primarily of capital expenditures and proceeds from sales of property, plant or equipment and a short term loan, given to an affiliate company. Net cash used in investing activities was $3,362 for the six months ended September 30, 2014, compared to $16,363 for the six month period ended September 30, 2013. During the six month period ended September 30, 2014, capital expenditures primarily consisted of the expenditure on expansion of a new building at our Salisbury, Maryland facility and during the six month period ended September 30, 2013, capital expenditures primarily consisted of the purchase of equipment for the manufacture of new products to be installed in the portion of our Salisbury, Maryland facility that we modified during the previous fiscal year. We currently anticipate that our capital expenditures will materially increase during the remainder of our fiscal year ended March 31, 2015 in order to continue our facility expansion, add new packaging lines and upgrade and improve our existing facility. During the six month period ended September 30, 2013, the Company funded a loan of $15,000 to an affiliate company, Draximage.

Financing activities:  Financing cash flows consist primarily of borrowings and repayments of debt. There was no cash provided from or used with respect to financing activities during either of the six month periods ended September 30, 2014 or September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2014, we had cash and cash equivalents of $15,462, inclusive of restricted cash. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. The $10,000 HSL Loan that we funded in November 2011 (the “2011HSL Loan”), that was outstanding as of September 30, 2014, currently bears interest at a rate equal to five percent (5%) per annum, has a current maturity date of November 28, 2014, and payment may be demanded at any time by us upon 30 days’ prior notice. The $20,000 HSL loan that we funded in January 2013 (the “2013 HSL Loan”; collectively, the 2011 HSL Loan and the 2013 HSL Loan are referred to as the “HSL Loans”), currently bears interest at a rate equal to four percent (4%) per annum, has a current maturity date of January 31, 2015 and payment may be demanded by us at any time upon 60 days’ notice. The $15,000 Draximage Loan, we funded during the quarter ended September 2013, with an original maturity date of August 22, 2014 that has since been extended to August 30, 2015 and payment may be demanded at any time by us upon 30 days’ prior notice. The Draximage Loan bears interest at an initial rate of four (4%) per annum, which interest rate may be reset on each September 1 and March 1 (each a “Reset Date”), commencing March 1, 2014, based upon the increase in the Six Month Libor Rate over such rate on August 15, 2013 (the “Reference Date”) (with the resets subject to a floor of four percent (4%) per annum and a cap of seven percent (7%) per annum). Pursuant to amendments to the loan agreements with HSL Holdings that we entered into in November 2013, identical interest reset provisions were added with respect to the HSL Loans, with the following differences: there is no cap of seven percent (7%) per annum with respect to the resets; the interest rate on the 2013 HSL Loan is subject to a floor of four percent (4%) per annum and the interest rate on the 2011 HSL Loan is subject to a floor of five percent (5%) per annum; there is no adjustment to the 2011 HSL Loan unless there is at least a one hundred (100) basis point increase in the Six Month Libor Rate on the applicable Reset Date over the Six Month Libor Rate on the Reference Date. There were no adjustments to the interest rates on the HSL Loans or the Draximage Loan on March 1, 2014 or September 1, 2014 as a result of the interest rate reset provisions. Due to the short-term nature of our cash and cash equivalent investments and the HSL Loans and the Draximage Loan and the demand features of the HSL Loans and Draximage Loan, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, a change in prevailing interest rates may cause the value of our HSL Loans and the Draximage Loan to fluctuate.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

10.1	Letter of Agreement, dated August 12, 2014. among Jubilant Cadista Pharmaceuticals Inc, Jubilant Draximage Inc. and Jubilant Pharma Limited.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : November 10, 2014	CADISTA HOLDINGS INC.

By : /s/ Scott Delaney
Scott Delaney
Chief Executive Officer

By : /s/ Kamal Mandan
Kamal Mandan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Letter of Agreement, dated August 12, 2014. among Jubilant Cadista Pharmaceuticals Inc, Jubilant Draximage Inc. and Jubilant Pharma Limited.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1	The following materials from Cadista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to the Condensed Consolidated Financial Statements.

